Form 10-Q
period 1996-09-30
ON COMMAND CORP
filed 1996-11-26
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1996
                         Commission File Number 00-21315


                             ON COMMAND CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              77-04535194
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


3301 OLCOTT STREET, SANTA CLARA, CALIFORNIA                        95054
(Address of principal executive offices)                         (Zip Code)


                                 (408) 496-1800
              (Registrant's telephone number, including area code)


                                (not applicable)
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X .
                                              ---    ---

         The number of shares outstanding of the Registrant's Common Stock as of September 30,1996 was 20,583,559 shares.

                             ON COMMAND CORPORATION

                                    FORM 10Q
                                      INDEX

                                                                                                            Page No.
PART I. FINANCIAL INFORMATION

  Item 1 - Financial Statements:

       Condensed Balance Sheets as of September 30,1996 and December 31,1995.                                    3

       Condensed Statements of Income for the Three Months Ended and
       Nine Months Ended September 30,1996 and 1995.                                                             4

       Condensed Statements of Cash Flows for the Nine Months Ended
       September 30,1996 and 1995.                                                                               5

       Notes to Condensed Financial Statements.                                                                6-8

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.             9-14

PART II. OTHER INFORMATION

  Item 1 -  Legal Proceedings.                                                                                  15

  Item 2 -  Changes in Securities.                                                                              15

  Item 3 -  Defaults Upon Senior Securities.                                                                    15

  Item 4 -  Submission of Matters to a Vote of Security Holders.                                                15

  Item 5 -  Other Information.                                                                                  15

  Item 6 -  Exhibits and Reports on Form 8-K.                                                                15-16

SIGNATURES                                                                                                      17

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                        September 30,   December 31,
                                                                            1996           1995
                                                                        -------------   ------------
                                                                        ( Unaudited )
                                   ASSETS
Current assets:
  Cash and cash equivalents                                              $  1,000        $    956
  Accounts receivable, net                                                 12,729           9,853
  Accounts receivable from stockholder                                      2,335              --
  Other current assets                                                      1,964             831
  Deferred income taxes                                                     1,774           1,163
                                                                         --------        --------
    Total current assets                                                   19,802          12,803

Video systems, net                                                        212,418         188,910
Property and equipment, net                                                 3,594           2,971
Other assets, net                                                           7,286           6,321
                                                                         --------        --------
Total assets                                                             $243,100        $211,005
                                                                         ========        ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  7,372        $  3,910
  Accounts payable to stockholder                                              --           2,300
  Current portion of stockholders' notes payable                           38,260          15,942
  Accrued compensation                                                      1,675           1,591
  Taxes payable                                                             3,119           1,813
  Dividends payable                                                        10,654              --
  Other accrued liabilities                                                 1,701           1,058
  Deferred revenue                                                            210             803
                                                                         --------        --------
    Total current liabilities                                              62,991          27,417

Other accrued liabilities                                                   1,822           1,841
Deferred income taxes                                                       3,455             259
                                                                         --------        --------
    Total liabilities                                                      68,268          29,517
                                                                         --------        --------
Redeemable common stock, $.01 par value: shares issued and
  outstanding - 1,166                                                      12,167          11,684
                                                                         --------        --------
Stockholders' equity:
  Preferred stock, $.01 par value: shares authorized - 10,000;
     no shares issued and outstanding in 1996 and 1995                         --              --
  Common stock, $.01 par value: shares authorized - 50,000; shares
     issued and outstanding - 19,418 in 1996 and 20,667 in 1995               194             207
  Additional paid-in capital                                              168,337         166,361
  Retained earnings (deficit)                                              (5,866)          3,236
                                                                         --------        --------
    Total stockholders' equity                                            162,665         169,804
                                                                         --------        --------
Total liabilities and stockholders' equity                               $243,100        $211,005
                                                                         ========        ========


The accompanying notes are an integral part of these condensed financial statements.

                             ON COMMAND CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                           ----------------------        ----------------------
                                                            1996           1995           1996           1995
                                                           -------        -------        -------        -------
Revenues:
  Movie revenues                                           $28,352        $20,796        $84,351        $52,227
  Video system sales                                         4,341          4,766         10,832         21,138
  Other                                                         --            670             --          4,198
                                                           -------        -------        -------        -------
    Total revenues                                          32,693         26,232         95,183         77,563
                                                           -------        -------        -------        -------
Direct costs:
  Movie revenues                                            11,693          6,723         34,624         16,195
  Video system sales                                         3,680          4,133          8,689         18,538
  Other                                                         --            696             --          4,350
                                                           -------        -------        -------        -------
    Total direct costs                                      15,373         11,552         43,313         39,083
                                                           -------        -------        -------        -------
Operating expenses:
  Depreciation and amortization                             11,935          8,138         33,228         19,634
  Field service                                              3,007          2,351          8,247          6,692
  Research and development                                   1,060            631          2,989          1,762
  Marketing, general and administrative                      1,432            710          3,644          1,726
  Settlement of litigation                                      --             --             --          1,540
                                                           -------        -------        -------        -------
    Total operating expenses                                17,434         11,830         48,108         31,354
                                                           -------        -------        -------        -------
Operating income (loss)                                       (114)         2,850          3,762          7,126

Interest expense                                              (739)          (128)        (1,747)          (227)
Other income, net                                                1             11             20             57
                                                           -------        -------        -------        -------

Income ( loss) before income taxes                            (852)         2,733          2,035          6,956

Income tax (expense) benefit                                 1,263         (1,092)            --         (2,807)
                                                           -------        -------        -------        -------
Net income                                                     411          1,641          2,035          4,149

Redeemable common stock accretion                             (160)          (154)          (483)          (488)
                                                           -------        -------        -------        -------

Net income applicable to nonredeemable common stock        $   251        $ 1,487        $ 1,552        $ 3,661
                                                           =======        =======        =======        =======
Net income per common and equivalent share                 $  0.01        $  0.07        $  0.07        $  0.20
                                                           =======        =======        =======        =======
Weighted average number of common shares outstanding        21,848         20,704         22,246         18,290
                                                           =======        =======        =======        =======


The accompanying notes are an integral part of these condensed financial statements.

                             ON COMMAND CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    ------------------------
                                                                      1996            1995
                                                                    --------        --------
Cash flows from operating activities:
  Net income                                                        $  2,035        $  4,149
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   33,228          19,634
      Deferred income taxes, net                                       3,970              --
      Loss on disposal of fixed assets                                    --             232
      Changes in assets and liabilities net of effects
        from acquired operations:
          Accounts receivable, net                                    (2,876)          3,325
          Accounts receivable from stockholder                        (2,335)          4,500
          Other current assets                                        (1,133)           (224)
          Accounts payable                                             3,462             459
          Accounts payable to stockholder                             (2,300)         (5,200)
          Accrued compensation                                            84            (676)
          Taxes payable                                                1,306           2,561
          Other accrued liabilities                                      624            (203)
          Deferred revenue                                              (593)           (291)
                                                                    --------        --------
            Net cash provided by operating activities                 35,472          28,266
                                                                    --------        --------

Cash flows from investing activities:
      Capital expenditures                                           (56,169)        (38,451)
      Other assets                                                    (2,155)             --
                                                                    --------        --------
            Net cash used in investing activities                    (58,324)        (38,451)
                                                                    --------        --------

Cash flows from financing activities:
      Proceeds from stockholders' notes payable                       22,967           5,000
      Principal payments on stockholders' notes payable                 (649)           (650)
      Proceeds from issuance of common stock                             578              35
                                                                    --------        --------
            Net cash provided by financing activities                 22,896           4,385
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                      44          (5,800)

Cash and cash equivalents, beginning of period                           956           8,323
                                                                    --------        --------

Cash and cash equivalents, end of period                            $  1,000        $  2,523
                                                                    --------        --------

Supplemental information:
      Cash paid for income taxes                                    $    414        $  1,426
                                                                    ========        ========
      Cash paid for interest                                        $  1,482        $    191
                                                                    ========        ========
      Dividends declared                                            $ 10,654        $     --
                                                                    ========        ========
      Accretion of redeemable common stock                          $    483        $    488
                                                                    ========        ========
      Net assets acquired from contribution
        agreement with Ascent                                       $  1,385        $ 56,539
                                                                    ========        ========

The accompanying notes are an integral part of these condensed financial statements.

                             ON COMMAND CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

1.       BASIS OF PRESENTATION

                  On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting the merger (the "Merger") of On Command Video Corporation("OCV"), a majority owned subsidiary of Ascent, with a wholly owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and the acquisition (the "Acquisition") of SpectraDyne, Inc. ("SpectraDyne"), a wholly owned subsidiary of SpectraVision, Inc. ("SpectraVision"). Ascent is a majority owned subsidiary of Comsat Corporation ("COMSAT").

                  On October 10, 1996, the Merger and Acquisition were consummated with an effective date of October 8, 1996. The Merger has been accounted for using the historical book value of the assets, liabilities and stockholders' equity acquired from OCV in a manner similar to a pooling of interests and the Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from SpectraDyne. Accordingly, the condensed financial statements of the Company include the historical statements of position at September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 of OCV. Per share amounts and number of shares have been restated to reflect the 2.84 shares of OCC common stock received for every share of OCV common stock previously held. Prior to the Merger and Acquisition, OCC had no significant operations. (See Note 3 for additional discussion of the business combination.)

                  The condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form S-4 filed with the SEC on October 7, 1996.

                  Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation. Such reclassification had no effect on net income or stockholders' equity.

2.       NET INCOME PER SHARE

                  Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include redeemable common stock and common stock options and warrants.

3.       BUSINESS COMBINATION

                  On October 10, 1996, the Company consummated the previously announced Acquisition of the assets and properties (including, but not limited to, copyrights, patents, personal, real property, equipment and records) and certain liabilities of SpectraVision, with an effective date of October 8, 1996 (the "Closing Date"). The Acquisition was consummated pursuant to an acquisition agreement dated August 13, 1996, among Ascent, OCC, SpectraVision and the other parties named therein (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, OCC acquired all of the outstanding capital stock of SpectraDyne, the primary operating subsidiary of SpectraVision, together with certain other assets of SpectraVision and its affiliates. Prior to the Closing Date, OCV was merged into a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an agreement and plan of merger (the "Merger Agreement") by and among OCC, OCV and On Command Merger Corporation dated August 13, 1996. The Acquisition Agreement and the Merger Agreement were entered into to effect the terms of the Agreement dated April 19, 1996 entered into among Ascent, OCV and the other parties named therein and to effectuate the transaction contemplated thereby.

                  As of the Closing Date, the stockholders of OCV received 21,750,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the assets and properties of SpectraVision by OCC, 8,041,618 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to SpectraVision's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. This reserved stock will either be distributed to the OCV stockholders or to the SpectraVision bankruptcy estate for the benefit of SpectraVision's creditors. Assuming no OCV stockholders exercise their appraisal rights in connection with the transaction and without giving effect to the reserve stock, Ascent owns approximately 57.2% of the outstanding common stock of OCC.

                  In connection with the Acquisition and Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per share of OCC common stock. Series A warrants to purchase on a non-cash basis an aggregate of 1,425,000 shares of OCC common stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,124,325 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to creditors; and Series C warrants were issued to OCC's investment advisors to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions.

4.       DEBT

                 In conjunction with the SpectraVision acquisition, OCC obtained a $125 million credit facility with a bank (the "OCC Credit Facility"), dated as of October 8, 1996. The OCC Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive facility; provided, however, that any amounts borrowed under the five-year facility will reduce the amount available under the 364-day facility. Revolving loans extended under the OCC Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.625% depending on certain operating ratios of OCC. The OCC Credit Facility contains customary covenants, including, among other things, compliance by OCC with certain financial covenants. The OCC Credit Facility limits OCC's ability to incur indebtedness or pay dividends, but does not preclude OCC from paying cash dividends on its common stock. Upon the closing of the SpectraVision acquisition, OCC borrowed $92.0 million under its credit facility to (i) pay off debt obligations of SpectraVision of approximately $40.0 million, (ii) pay off intercompany obligations of OCV to Ascent and other OCC obligations of approximately $43.6 million and (iii) to pay certain administrative claims and other bankruptcy costs of SpectraVision and its affiliated debtors of approximately
         $8.4 million.

5.       LITIGATION

                  The Company is a defendant, and may be potential defendant, in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

6.       OTHER MATTERS

                  In August 1996, OCV, Ascent and Hilton Hotels Corporation ("Hilton") entered into a letter of agreement providing for the cancellation of 1,336,470 shares of OCV and Ascent pursuant to the contribution agreement entered into between OCV and Ascent in September 1995 ("Contribution Agreement"). The Contribution Agreement set forth the terms and conditions of the transaction whereby OCV acquired certain assets from Ascent.

                  The August 1996 letter agreement also provided for an extension of the date on which the exercise price of 1,165,993 warrants previously issued to Hilton by OCV would increase from June 1, 1996 to the later of (i) 90 days after the closing or the abandonment of the proposed transaction with SpectraVision or (ii) December 1, 1996. In August 1996, the Company declared a dividend equal to the proceeds from the exercise of the Hilton warrants. This dividend was contingent upon the exercise of the Hilton warrants and would be paid to stockholders of record as of September 18, 1996. On October 7, 1996, Hilton exercised its warrants under the terms of the letter of agreement, and OCV received consideration of approximately $10,700,000. In turn, OCV distributed a cash dividend to its minority stockholders of approximately $1,800,000 and received a promissory note in the amount of approximately $8,900,000 from Hilton for Ascent's portion of the dividend. In payment of Ascent's portion of the dividend, OCV has assigned the promissory note to Ascent pursuant to the letter agreement. The letter agreement provides Hilton the right to put to Ascent all, but not less than all, of the warrant shares of OCV common stock held by Hilton (or OCC common stock into which they were converted) which Hilton still owns on the date 90 days after the closing of the transaction with SpectraVision at the same exercise price at which Hilton exercised its warrants. Accordingly, if Hilton elects to sell its current shares of OCC common stock to OCC, Hilton could cancel the promissory note assigned to Ascent and demand payment for the balance of its warrant shares of OCC common stock.

7.       NEW ACCOUNTING PRONOUNCEMENTS

                  As discussed in Note 7 to the Company's 1995 financial statements, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and was effective beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation agreements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation based on the intrinsic value of the equity instrument awarded. The Company has elected to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's 1996 annual financial statements.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        Total revenues for the third quarter of 1996 increased $6.5 million (24.6%) to $32.7 million, as compared to $26.2 million in 1995, primarily due to increased net movie revenues resulting from a 32.4% increase in the volume of installed on-demand rooms of approximately 441,000 in 1996, as compared to approximately 333,000 in 1995, and, to a lesser extent, as a result of selected price increases for On Command Video Corporation (OCV). Movie revenues increased $7.6 million (36.3%) in 1996 to $28.4 million, as compared to $20.8 million in 1995. Video system sales decreased $0.4 million (8.9%) to $4.3 million, as compared to $4.7 million in 1995, principally as a result of the elimination of video system sales to Ascent Entertainment Group, Inc. (Ascent). Other revenue, derived from maintaining video management services contracts, was nonexistent in 1996, as a result of the discontinuance of such contracts by the end of the 1995 year.

        Direct costs for the third quarter of 1996 increased $3.8 million (33.1%) to $15.4 million, as compared to $11.6 million in 1995, principally due to increased free-to-guest costs and movie royalty expenses associated with movie revenue, and as a percentage of total revenue increased to 47.0% from 44.0% in 1995. Direct costs associated with movie revenue in 1996 increased 73.9% to $11.7 million, as compared to $6.7 million in 1995, and as a percentage of movie revenue increased to 41.2% from 32.3% in 1995. Direct costs from video system sales decreased 11.0% to $3.7 million in 1996, as compared to $4.1 million in 1995, primarily as a result of a decline in sales volume, and as a percentage of video system revenue decreased to 84.8% from 86.7% in 1995, due to improved operating efficiencies. Direct costs associated with other revenues were eliminated due to the discontinuance of maintaining video management service contracts by the end of the 1995 year.

        Depreciation and amortization expenses for the third quarter of 1996 increased $3.8 million (46.7%) to $11.9 million, as compared to $8.1 million in 1995, and increased as a percentage of total revenue to 36.5% from 31.0% in 1995, primarily attributable to capital investments associated with installing on-demand service in hotel rooms, coupled with incremental depreciation and amortization resulting from the acquisition of assets from Ascent. These expenses are significantly attributable to depreciable assets associated with video systems that generate movie revenue, and as a percentage of movie revenue increased to 42.1% in 1996 from 39.1% in 1995.

        Field service expenses for the third quarter of 1996 increased
$0.7 million (27.9%) to $3.0 million, as compared to $2.3 million in 1995, and as a percentage of total revenue increased to 9.2% from 9.0% in 1995, primarily due to required labor and material expenses necessary to maintain the growing volume of installed on-demand equipment. These expenses decreased as a percentage of movie revenue to 10.6% in 1996, as compared to 11.3% in 1995, as a result of operating efficiencies from an increased volume of installed on-demand rooms and greater management focus.

        Research and development expenses for the third quarter of 1996 increased $0.5 million (68.0%) to $1.1 million from $0.6 million in 1995, and as a percentage of total revenue increased to 3.2% from 2.4% in 1995, primarily attributable to the continued commitment in the development of new products.

        Marketing, general and administrative expenses for the third quarter of 1996 increased $0.7 million (101.7%) to $1.4 million, as compared to $0.7 million in 1995, and as a percentage of total revenue increased to 4.4% from 2.7% in 1995, primarily due to higher levels of business activities and the nonrecurring costs associated with the SpectraVision acquisition.

        Operating income for the third quarter of 1996 decreased $3.0 million (104.0%) to an operating loss of $0.1 million, as compared to an operating income of $2.9 million in 1995, primarily due to increased direct costs associated with movie revenue in the amount of $5.0 million (73.9%) in 1996, primarily related to increased free-to-guest costs, and increased 1996 depreciation and amortization expense in the amount of $3.8 million (46.7%) directly related to the capital investments associated with installing on-demand service in hotel rooms and incremental charges associated with the acquisition of depreciable assets from Ascent; partially offset by a 1996 increase of revenue in the amount of $6.5 million (24.6%), due to the expansion of movie revenue resulting from a 32.4% increase in the volume of installed on-demand rooms.

        Interest expense for the third quarter of 1996 increased $0.6 million (477.3%) to $0.7 million, as compared to $0.1 million in 1995, as a result of OCV using debt financing from Ascent during 1996 to finance its continued expansion of its installed customer base, in contrast to the use of equity financing for such purposes in 1995.

        Other income for the third quarter of 1996 and 1995 was derived from interest income on short-term money market investments, and was not significant in either of the periods.

        Income tax expense for the third quarter of 1996 decreased $2.4 million (215.7%) to a tax benefit of approximately $1.3 million, as compared to an income tax expense of approximately $1.1 million in 1995, principally due to lower anticipated taxable income for the remainder of the 1996 year in contrast to a 1995 tax provision at an effective rate of 40%.

        Redeemable common stock accretion for the third quarter of 1996 remained relatively constant as compared to the same period of the prior year.

        EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") for the third quarter of 1996 increased $0.8 million (7.6%) to $11.8 million as compared to $11.0 million in 1995. EBITDA as a percentage of total revenue decreased to 36.1% from 41.9% in 1995. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements presented in detail above, and discussed in "Liquidity and Capital Resources" below. Management believes that EBITDA does provide a useful additional perspective on the Company's operating results, ability to service its long-term debt, and to fund its continued growth.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        Total revenues for the nine months ended September 30, 1996 increased $17.6 million (22.7%) to $95.2 million, as compared to $77.6 million in 1995, primarily due to increased net movie revenues resulting from a 38.3% increase in the average monthly volume of installed on-demand rooms of approximately 408,000 in 1996, as compared to approximately 295,000 in 1995, and, to a lesser extent, as a result of selected price increases for OCV. Movie revenues increased
$32.1 million (61.5%) in 1996 to $84.3 million, as compared to $52.2 million in 1995. Video system sales decreased $10.3 million (48.8%) to $10.8 million, as compared to $21.1 million in 1995, principally as a result of the elimination of video system sales to Ascent. Other revenue, derived from maintaining video management service contracts, was nonexistent in 1996, as a result of the discontinuance of such contracts by the end of the 1995 year.

        Direct costs for the nine months ended September 30, 1996 increased
$4.2 million (10.8%) to $43.3 million, as compared to $39.1 million in 1995, principally due to increased free-to-guest costs and movie royalty expenses associated with movie revenue, and as a percentage of total revenue decreased to 45.5% from 50.4% in 1995. Direct costs associated with movie revenue in 1996 increased 113.8% to $34.6 million, as compared to $16.2 million in 1995, and as a percentage of movie revenue increased to 41.0% from 31.0% in 1995. Direct costs from video system sales decreased 53.1% to $8.7 million in 1996, as compared to $18.5 million in 1995, primarily as a result of a decline in sales volume, and as a percentage of video system revenue decreased to 80.2% from 87.7% in 1995, due to improved operating efficiencies. Direct costs associated with other revenues were eliminated due to the discontinuance of maintaining video management service contracts by the end of the 1995 year.

        Depreciation and amortization expenses for the nine months ended September 30,1996 increased $13.6 million (69.2%) to $33.2 million, as compared to $19.6 million in 1995, and increased as a percentage of total revenue to 34.9% from 25.3% in 1995, primarily attributable to capital investments associated with installing on-demand service in hotel rooms, coupled with incremental depreciation and amortization resulting from the acquisition of assets from Ascent. These expenses increased as a percentage of movie revenue to 39.4% in 1996 from 37.6% in 1995.

        Field service expenses for the nine months ended September 30, 1996 increased $1.5 million (23.2%) to $8.2 million, as compared to $6.7 million in 1995, and as a percentage of total revenue increased to 8.7% from 8.6% in 1995, primarily due to required labor and material expenses necessary to maintain the growing volume of installed on-demand equipment. These expenses are primarily attributable to the maintenance of on-demand equipment, and as a percentage of movie revenue decreased to 9.8% in 1996, as compared to 12.8% in 1995, as a result of operating efficiencies from an increased volume of installed on-demand rooms and greater management focus.

        Research and development expenses for the nine months ended September 30, 1996 increased $1.2 million (69.6%) to $3.0 million from $1.8 million in 1995, and as a percentage of total revenue increased to 3.1% from 2.2% in 1995, primarily attributable to the continued commitment in the development of new products.

        Marketing, general and administrative expenses for the nine months ended September 30, 1996 increased $1.9 million (111.1%) to $3.6 million, as compared to $1.7 million in 1995, and as a percentage of total revenue increased to 3.8% from 2.2% in 1995, primarily due to higher levels of business activities and nonrecurring costs associated with the SpectraVision acquisition.

        Settlement of litigation expenses for the nine months ended September 30, 1996 were nonexistent in 1996, as compared to a $1.5 million settlement in 1995 pertaining to a lawsuit by a former employee.

        Operating income for the nine months ended September 30, 1996 decreased $3.4 million (47.2%) to $3.7 million, as compared to $7.1 million in 1995, primarily due to increased direct costs associated with movie revenue in the amount of $18.4 million (113.8%) in 1996, primarily related to increased free-to-guest costs, and increased 1996 depreciation and amortization expense in the amount of $13.6 million (69.2%) directly related to the capital investments associated with installing on-demand service in hotel rooms and incremental charges associated with the acquisition of depreciable assets from Ascent; partially offset by a 1996 increase of revenue in the amount of $17.6 million (22.7%), due to the expansion of movie revenue resulting from a 38.3% increase in the volume of installed on-demand rooms, and a 1996 decrease in direct costs from video system sales in the amount of $9.8 million, as a result of a decline in sales volume.

        Interest expense for the nine months ended September 30, 1996 increased $1.5 million (669.6%) to $1.7 million, as compared to $0.2 million in 1995, as a result of OCV using debt financing from Ascent during 1996 to finance its continued expansion of its installed customer base, in contrast to the use of equity financing for such purposes in 1995.

        Other income for the nine months ended September 30, 1996 and 1995 was derived from earning interest income on short-term money market investments, and was not significant in either of the periods.

        Income tax expense for the nine months ended September 30, 1996 decreased $2.8 million to zero, as compared to an income tax expense of approximately $2.8 million in 1995, principally due to lower anticipated taxable income for the remainder of the 1996 year in contrast to a 1995 tax provision at an effective rate of 40%.

        Redeemable common stock accretion for the nine months ended September 30, 1996 remained relatively constant as compared to the same period of the prior year.

        EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") for the nine months ended September 30, 1996 increased
$10.2 million (38.2%) to $37.0 million, as compared to $26.8 million in 1995. EBITDA as a percentage of total revenue increased to 38.9% from 34.5% in 1995. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements presented in detail above, and discussed in "Liquidity and Capital Resources" below. Management believes that EBITDA does provide a useful additional perspective on the Company's operating results, ability to service its long-term debt, and to fund its continued growth.

SEASONALITY

        The Company's business is expected to be seasonal, with higher revenues realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

        On Command Video Corporation

        In 1995, OCV entered into a promissory note agreement with Ascent to supplement OCV's ongoing financing needs. As of December 31,1995 and September 30, 1996, borrowings outstanding under the note payable were $15.7 million and $38.2 million, respectively. Pursuant to the promissory note, these borrowings are due on demand and bear interest at prime rate. In connection with the transactions to acquire SpectraVision, the promissory note was repaid in October 1996.

        The primary sources of cash during the nine months ended
September 30, 1996 were cash from operations of $35.5 million, and short-term borrowing from Ascent of $23.0 million. Cash was expended primarily for capital expenditures of $56.2 million for the installation of on-demand systems, as well as an increase in other assets of $2.2 million, primarily related to costs associated with the acquisition of SpectraVision.

       During the nine months ended September 30, 1996, OCV's working capital deficit increased by approximately $28.6 million, which is primarily attributable to OCV's borrowings under the short-term note payable to Ascent used to fund the continuing installation of on-demand systems, as well as to a dividend payable.

        On Command Corporation

        In conjunction with the acquisition of SpectraVision, OCC entered into a $125 million credit facility (the "OCC Credit Facility") with NationsBank of Texas, N.A. ("NationsBank"). The OCC Credit Facility consists of: (i) a 364-day revolving credit and competitive advance facility, which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive advance facility; provided, however, that any amounts under the five year facility will reduce the amount available under the 364-day facility.

The OCC Credit Facility contains customary covenants and agreements, including, among other things, compliance by OCC with certain financial covenants, including a consolidated ratio of EBITDA to cash interest expense (calculated in accordance with the OCC Credit Facility) of at least 4.00 to 1.00 for any four consecutive fiscal quarters and a consolidated ratio of total debt to EBITDA (calculated in accordance with the OCC Credit Facility) of not more than
2.50 to 1.00 for any fiscal quarter from the closing of the acquisition through fiscal year ended 1997 and 2.00 to 1.00 for any fiscal quarter thereafter. The OCC Credit Facility also limits OCC's ability to incur additional indebtedness and pay dividends, but does not preclude OCC from paying cash dividends on its common stock.

        Revolving loans extended under the OCC Credit Facility generally will bear interest at either the London InterBank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.625% depending upon OCC's consolidated ratio of total debt to EBITDA (calculated in accordance with the OCC Credit Facility) or the greater of the prime rate or the federal funds rate plus 0.50%. In addition, at OCC's option, it may request bids from the lenders under the OCC Credit Facility for competitive advance loans with specified maturities, in which case OCC may choose to accept bids in ascending order based on the interest rates bid by such lenders. Borrowings under the OCC Credit Facility will be subject to certain customary conditions, including the absence of any events of default and of any material adverse change in the financial condition of OCC. Upon the closing of the SpectraVision acquisition, OCC borrowed
$92.0 million under its credit facility to (i) pay off debt obligations of SpectraVision of approximately $40.0 million, (ii) pay off intercompany obligations of OCV to Ascent and other OCC obligations of approximately
$43.6 million and (iii) to pay certain administrative claims and other bankruptcy costs of SpectraVision and its affiliated debtors of approximately $8.4 million.

        OCC's principal cash requirements are expected to include continued installation of on-demand systems, including installations for new customers and the conversion of hotels currently under contract and receiving only scheduled service. OCC will have material commitments for capital expenditures for the installation of on-demand systems by both OCV and SpectraDyne, which installations will be completed when cash flows are available and the overall liquidity of OCC is sufficient for such expenditures. However, OCC anticipates that capital expenditures in connection with the continued installation by OCV of on-demand service will total approximately $17 million during the three months ended December 31, 1996. For 1997, OCC has not determined estimated capital expenditures for the installation of on-demand service and/or the conversion of select SpectraVision hotels to the OCV on-demand system due to management's desire to further analyze the capabilities of the two systems and manage the cash flows and liquidity of OCC. OCC has access to short-term and long-term financing at favorable rates under the OCC Credit Facility.

        OCC and Ascent entered into a Corporate Agreement (the "Corporate Agreement"), pursuant to which OCC has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the OCC Credit Facility, and indebtedness incurred in the ordinary course of operations which together shall not exceed $100 million in the aggregate; provided that not more than $50 million of such indebtedness may constitute long-term debt. In addition, pursuant to an agreement between Ascent and COMSAT (the "COMSAT Agreement"), Ascent has agreed not to incur any indebtedness, other than under Ascent's existing credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business, which together shall not exceed $175 million in the aggregate, without COMSAT's consent. In contemplation of the closing of the Merger and the Acquisition, COMSAT consented to permit Ascent to incur consolidated indebtedness (including indebtedness of OCC) of up to $216 million in the aggregate; provided that (i) not more than $50 million of such indebtedness may constitute long-term debt; and (ii) indebtedness in excess of $175 million may only be incurred to provide funding requirements through the balance of 1996. A primary purpose of each of the Corporate Agreements and the COMSAT Agreement is to require Ascent and OCC to coordinate their capital requirements with COMSAT so that COMSAT can monitor its compliance with the regulations of Federal Communications Commission (the "FCC") applicable to the capital structure and debt financing activities of COMSAT and its consolidated subsidiaries. COMSAT is required to submit a financial plan to the FCC for review annually. Under the existing FCC guidelines, COMSAT is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and interest coverage ratio of 2.3 to 1.

The latter two guidelines are measured at year end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on COMSAT's 1997 capital plan. COMSAT has informed OCC that COMSAT was in compliance with the short-term debt limit at September 30, 1996, and expects to be in compliance with that guideline and other guidelines, as modified, at year end 1996.

        Management of OCC and Ascent believe that the $100 million limit on OCC's indebtedness and the $216 million aggregate limit on Ascent's indebtedness are adequate to fund their respective operations through the end of 1996. A number of factors could cause the funding requirements of Ascent and OCC to differ materially from those projected, including, but not limited to, the performance of their respective operating subsidiaries, unanticipated costs associated with the integration of SpectraVision's and OCV's businesses, the level of ticket sales and other revenues by Ascent's professional sports franchises and market conditions. As part of Ascent's 1997 operating and capital planning process, Ascent management requested that COMSAT increase Ascent's debt limit beginning in 1997. Based upon a review of Ascent's 1997 capital and operating budgets, COMSAT consented to permit Ascent to incur consolidated indebtedness (including indebtedness of OCC) of up to $236 million under the COMSAT Agreement; provided, (i) that no more than $50 million of such indebtedness may constitute long-term debt and (ii) indebtedness in excess of any indebtedness existing at year end 1996 may only be incurred to satisfy funding requirements through June 30, 1997. As part of OCC's 1997 operating and capital planning process, OCC's management will request that Ascent increase OCC's debt limit beginning in January 1997. There can be no assurance, however, that Ascent will approve any increase in OCC's debt limit. If OCC's debt limit were not increased, OCC may be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt, sell assets or sell equity. Finally, COMSAT has informed OCC that if COMSAT were to fail to satisfy one or more of the FCC guidelines as of an applicable measurement date, COMSAT would be required to seek advance FCC approval of future financing activities sought by OCC, it could be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt or sell assets.

        OCC believes that the risks of foreign currency exchange rate fluctuations on its operations presently are not material to its overall financial condition. However, should its foreign operations grow, management of OCC will consider entering into foreign currency contracts, swap arrangements or other financial instruments designed to minimize exposure to both interest rate and exchange rate fluctuations on its foreign operations.

        On October 18, 1996, Comsat announced that it intends to divest its 80.67% ownership interest in Ascent through a sale, spin-off or other transaction. Comsat has engaged Morgan Stanley & Co., Incorporated as its financial advisor for the divestiture.

PART II.    OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS
           None


ITEM 2.    CHANGES IN SECURITIES
           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None


ITEM 5.    OTHER INFORMATION
           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          (A)     EXHIBIT

                  10.1 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the Lender named therein, and NationsBank of Texas, N.A., as the Administration Agent. (Incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, Commission file No. 0-27192, for the period ending
                           September 30, 1996 of Ascent Entertainment
                           Group, Inc.)

         (B)      REPORTS

                  1. The Registrant filed with the Commission on October 25, 1996 a Form 8-K describing the acquisition of the assets and certain liabilities of SpectraVision, Inc. by On Command Corporation. Financial Statements included in this Form 8-K are as follows:

                  (1) The following financial statements of SpectraVision, Inc. were incorporated by reference from Amendment No. 3 to the On Command Corporation Registration Statement on Form S-4, Commission file No. 333-10407, filed with the Commission on October 7, 1996:

                           Audited Financial Statements for the years ended December 31, 1995, 1994 and 1993 including:

                           Independent Auditor's Report

                           Consolidated Statements of Financial Position at December 31, 1995 and 1994

                           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                           Notes to Consolidated Financial Statements

                           Unaudited Interim Financial Statements for the six months ended June 30, 1996 and 1995

                           Condensed Balance Sheets at June 30, 1996 and December 31, 1995

                           Condensed Statements of Operations for the six months ended June 30, 1996 and 1995

                           Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995

                           Notes to Condensed Financial Statements

                  (2) The following financial statements of OCV, were incorporated by reference from Amendment No. 3 to On Command Corporation registration Statement on Form S-4, Commission file No. 333-10407, filed with the Commission on October 7, 1996:

                           Audited Financial Statements for the years ended December 31, 1995, 1994 and 1993

                           Report of Deloitte & Touche LLP

                           Report of Ernst & Young LLP, Independent Auditors

                           Balance Sheets at December 31, 1995 and 1994

                           Statements of Income for the years ended December 31, 1995, 1994 and 1993

                           Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

                           Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                           Notes to Financial Statements

                           Unaudited Interim Financial Statements for the six months ended June 30, 1996 and 1995

                           Condensed Balance Sheets at June 30, 1996 and December 31, 1995

                           Condensed Statements of Income for the six months ended June 30, 1996 and 1995

                           Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995

                           Notes to Condensed Financial Statements

                             ON COMMAND CORPORATION


                                    FORM 10Q


                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ON COMMAND CORPORATION
                                   ----------------------------------
                                             (Registrant)





Date: November 25, 1996            /s/  RON LESSACK
                                   ----------------------------------
                                   Ron Lessack
                                   Vice President, Operations




Date: November 25, 1996            /s/  EDWARD B. NEUMANN
                                   ----------------------------------
                                   Edward B. Neumann
                                   Vice President, Finance
                                   (Chief Accounting Officer)

                               EXHIBIT INDEX



             Exhibit
               No.             Description
             -------           -----------

                27             Financial Data Schedule