Form 10-K
period 1996-12-31
ON COMMAND CORP
filed 1997-03-31
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 00-21315

                             ON COMMAND CORPORATION
             (Exact Name of Registrant as specified in its charter)

        DELAWARE                                      77-04535194
(State of Incorporation)                    (IRS Employer Identification No.)

6331 SAN IGNACIO AVENUE, SAN JOSE, CALIFORNIA                 95119
(Address of Principal Executive Offices)                   (Zip code)

       Registrant's telephone number, including area code: (408) 360-4500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                                      -----------------------------------------
         Common Stock                                             NASDAQ National Market System
         Series A Common Stock Purchase Warrants                  NASDAQ National Market System
         Series B Common Stock Purchase Warrants                  NASDAQ National Market System

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 3, 1997, was $103,817,349 based upon a price of $13.50 per share, which was the average of the bid and asked prices of such stock on March 3, 1997, as reported on the NASDAQ National Market Reporting System. As of March 3, 1997, there were 29,181,065 shares of the Registrant's Common Stock issued and outstanding and 1,424,875 Series A Warrants, 2,501,697 Series B Warrants, and 3,450,000 Series C Warrants (non-registered) issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement with respect to its annual meeting of stockholders is incorporated by reference herein.

                               TABLE OF CONTENTS



                                                                                          Page
                                                                                          ----
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                 General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
                 Industry Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
                 Operating and Growth Strategies  . . . . . . . . . . . . . . . . . . . . . 3
                 Services and Products  . . . . . . . . . . . . . . . . . . . . . . . . . . 3
                 Sales and Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
                 Installation and Service Operations  . . . . . . . . . . . . . . . . . . . 5
                 Hotel Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
                 Technology . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
                 Suppliers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
                 Integrating Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 7
                 Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
                 Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
                 Patents, Trademarks, and Copyrights  . . . . . . . . . . . . . . . . . . . 8
                 International Markets  . . . . . . . . . . . . . . . . . . . . . . . . . . 8
                 Interactive and Other Services . . . . . . . . . . . . . . . . . . . . . . 9
                 Markets and Consumers  . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . .   10
Item 5.          Market for the Registrant's Common Equity and Related Stockholder
                    Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 7.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . .   22
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .   43
Item 10.         Directors and Officers of the Registrant . . . . . . . . . . . . . . . .   43
Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .   43
Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . .   43
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . .   43
Item 14.         Exhibits, Financial Statements, Schedules and Reports on Form 8-K  . . .   43

                                     PART I

         This Form 10-K may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect On Command Corporation's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important results which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under Business Risks on pages 19 through 22 and the Company's Amendment No. 3 to Form S-4 and the Company's Report on Form 10-Q, as filed with the Securities and Exchange Commission.


ITEM 1. BUSINESS

INTRODUCTION

         On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of (i) effecting the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent Entertainment Group, Inc. ("Ascent"), with a wholly owned subsidiary of OCC, after which OCV became a wholly-owned subsidiary of OCC, and (ii) effecting the acquisition (the "Acquisition") of Spectradyne, Inc., a wholly-owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition, Spectradyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent is a majority-owned subsidiary of Comsat Corporation ("COMSAT").

         The Merger and Acquisition was effective on October 8, 1996. The Merger has been accounted for using the historical book value of the assets, liabilities, and stockholders' equity acquired from OCV in a manner similar to a pooling of interests. The Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from SpectraVision. Prior to the Merger and Acquisition (collectively hereafter, the "Acquisition"), OCC had no significant operations.

          As of the closing date of the Acquisition, the stockholders of OCV received 21,750,000 shares of OCC Common Stock (72.5% of the initial OCC Common Stock, of which Ascent received 17,149,766 shares.) In consideration for the acquisition of the assets and properties of SpectraVision by OCC, OCC paid $4 million in cash and issued 8,041,618 shares of OCC Common Stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. Of these, 196,382 shares of reserve stock were subsequently distributed to the Oldco bankruptcy estate for the benefit of Oldco's creditors with the remaining 12,000 shares distributed to the OCV stockholders.

         In connection with the Acquisition, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC Common Stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per share of OCC Common Stock. Series A warrants to purchase on a cashless basis an aggregate of 1,425,000 shares of OCC Common Stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,123,823 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC Common Stock were issued to the Oldco bankruptcy estate for distribution to creditors; and $4.0 million in cash was paid and Series C warrants to purchase for cash an aggregate of 3,450,000 shares of OCC Common Stock were issued to OCC's investment advisors in consideration for certain banking and advisory services provided in connection with the Acquisition.

         Unless otherwise indicated, all references to "On Command Corporation", "OCC" or the "Company" will include On Command Corporation and its wholly-owned subsidiaries.

GENERAL

         On Command Corporation, a newly-formed Delaware corporation, is a holding company whose principal assets are OCV, SpectraVision, and On Command Development Corporation, each of which operates as a separate, wholly-owned subsidiary of On Command Corporation.

         On Command Video is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the United States lodging industry. The OCV system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 motion pictures on computer controlled television sets located in their rooms. OCV has experienced rapid growth in the past four years, increasing its base of installed on-demand rooms from approximately 37,000 rooms at the end of 1992 to approximately 466,000 rooms at December 31, 1996. OCV also provides in-room viewing of free-to-guest programming of select cable channels (such as HBO, Showtime, the Disney Channel, ESPN, and CNN) and other interactive services. OCV provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Wyndham, Doubletree, Fairmont, Embassy Suites, and Holiday Inn, and to other select hotels.

         At December 31, 1996, approximately 96% of OCV's installed rooms were located in the United States, with the balance located in Canada, the Caribbean, and Europe. In addition to installing OCV systems in hotels served by OCV, OCV sells its systems to certain other providers of in-room entertainment, including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCV's system to provide on- demand in-room entertainment in the Asia-Pacific region.

         SpectraVision is a leading provider of interactive in-room video entertainment services to the lodging industry. Founded in 1971, SpectraVision's former parent, Oldco, originally developed and patented a system which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view basis. SpectraVision subsequently expanded its services to include providing pay-per-view motion pictures in an on-demand format, delivering free-to-guest programming, and providing interactive services that capitalized on SpectraVision's proprietary two-way communications equipment. SpectraVision has been a major provider of these services to the lodging industry since 1971 and, at December 31, 1996, provided pay-per-view services to approximately 452,000 rooms in approximately 1,500 hotels. Like OCV, SpectraVision also provides in-room viewing of free-to-guest programming of similar select cable channels and other interactive services. SpectraVision provides its services under contracts to hotel chains including Hyatt, Loews, Four Seasons, Wyndham, Stouffer, and Harvey Hotels; hotel management companies; and individually owned and franchised hotel properties.

         At December 31, 1996, approximately 78% of SpectraVision's installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico.

         On Command Development Corporation develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision. The operations of OCV and SpectraVision are being integrated as of December 31, 1996, so in this document the reference to "OCC" or "On Command Corporation" or the "Company" refers to the combined operations of these two entities.

INDUSTRY OVERVIEW

         Providing in-room video entertainment and information services to the lodging industry includes offering pay-per-view major motion pictures, free-to-guest programming of select pay cable channels, and an increasing array of interactive services. Pay-per-view services were introduced in the early 1970's and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including OCV's patented video switch) has enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, and video games. The market for in-room entertainment and information is characterized as a highly-competitive environment among a few industry-dedicated companies, as well as new entrants.

OPERATING AND GROWTH STRATEGY

         On Command Corporation's operating and growth strategy is to (i) increase its installed hotel customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring, and servicing hotels which are acquired or constructed by existing customers, (ii) increase revenues and decrease costs in certain hotels acquired in the SpectraVision acquisition by installing OCC technology offering greater reliability, broader selection, and more viewing flexibility, (iii) create new revenue sources through an expanding range of interactive and information services offered to the lodging industry, and (iv) expand into foreign markets.

         Prior to the Acquisition, OCV had experienced rapid growth in the past three and one half years, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 466,000 rooms in approximately 1,675 hotels at December 1996. Conversely, SpectraVision, as a result of financial constraints and its bankruptcy filing in June 1995, had experienced deterioration in its room base. SpectraVision's room base had decreased from approximately 1,059,000 installed rooms in 2,543 hotels at December, 1992 to approximately 451,000 rooms in 1,469 hotels at December, 1996.

SERVICES AND PRODUCTS

         Pay Per View

         OCC provides scheduled and on-demand in-room television viewing of major motion pictures (including new releases) and independent non-rated motion pictures for mature audiences for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose among twenty (20) to fifty (50) different movies with an on demand system or among eight (8) to twelve (12) movies with a scheduled system.

         OCC obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Negotiated fees are related to the popularity of the picture and the volume of pictures licensed from a given studio. License fees typically decline over the time the movie is played. Typically, OCC obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. OCC attempts to license pictures as close as possible to a motion picture's theatrical release date to benefit from the studios' advertising and promotional efforts. OCC also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

         OCC provides service under contracts with hotels that generally run for a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost, and OCC retains ownership of all its equipment used in providing the service. Traditionally, the hotel provides and owns the televisions; however, based on certain economic evaluations, OCC may provide televisions to certain hotels. OCC undertakes a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property and the configuration of the system installed, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages approximately from $400 to $700 per room, or approximately $300 per room if the Video NOW(TM) system is used. OCC's contracts with hotels provide that OCC will be the exclusive provider of in-room, pay-per-view television entertainment services to the hotel and generally permit OCC to set the movie price. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that varies depending upon the size and profitability of the system. Some contracts also require OCC to upgrade its system to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the contract on terms substantially similar to the current terms.

         The revenue generated from OCC's pay-per-view service is dependent upon the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary by property based on the property's location and competitive position within its marketplace and, over time, based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions. Currently, OCC's movie prices typically are $8.95 for the first purchase by the hotel guest and $4.95 for each subsequent purchase by the same guest on the same day. The SpectraVision equipped hotels do not currently discount second buys.

         On Command Video(TM) On Demand System, the On Command Video System was patented by OCV in 1992 and consists of a microprocessor controlling the television in each room, a hand held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of OCV's proprietary video switching technology. Movie starts are controlled automatically by the system computer. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill. Manual functions of the OCV equipment and system are limited to changing video cassettes once a month, which is handled by OCC's installation and service personnel. OCV's information system is capable of generating regular reports of guests' entertainment selections, permitting OCV to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. OCV provides more copies of the most popular programming to hotels. In a typical hotel with 300 rooms, for example, the central head-end video rack would consist of approximately 120 video cassette recorders containing up to ten copies of the most popular movies and a total of up to 50 different titles. The OCV system includes a computerized in-room on-screen menu that offers to guests a list of only those movie selections available to the guest at that time. As a result, even though the on-screen menu may not include a list of all titles available in the particular hotel, the list includes all movies available to the guest at that particular time, thus eliminating the possibility of a guest being disappointed when the guest's selection is not available. OCC markets the full scale OCV video on demand systems to business and luxury hotels.

         Video NOW(TM). OCV is also marketing lower cost Video NOW(TM) systems to select mid-priced hotels. The Video NOW(TM) system works with the hotel's existing televisions and telephones allowing guests to use their touch-tone telephones to access on-demand movies and other programming.

         SpectraVision hotels contain several products including: (i) SpectraVision(TM), a scheduled tape-based play system; (ii) SpectraVision Guest Theater(TM), a scheduled play system using satellite delivery; (iii) Guest Choice(TM), an analog tape system which provides on-demand viewing of up to 200 videotapes; and (iv) Digital Guest Choice(TM), the industry's only digital video on-demand service.

         Tape Based SpectraVisio(TM). SpectraVision originated a tape based system which typically offers a hotel guest eight movies per day at predetermined times. The movie schedule typically consists of a mix of major motion pictures available after commencing first-run theatrical exhibition and before release on cable or home video, and independently produced movies for mature audiences. On the first day of each month, SpectraVision typically replaces a majority of the movies on each schedule with new features. At December 31, 1996, SpectraVision had SpectraVision(TM) installed in 564 hotels with a total of 161,892 rooms.

         Guest Theater(TM). Guest Theater(TM) (originated by SpectraVision) system using digital satellite delivery technology was introduced in 1993. Guest Theater(TM) increases the number of movies available in a SpectraVision(TM) system from eight to 20 by varying movie selections on a nightly basis. At December 31, 1996, SpectraVision had Guest Theater(TM) installed in 970 hotels with a total of 318,963 rooms.

         Guest Choice(TM). In 1991, SpectraVision introduced Guest Choice(TM) to provide hotel guests with on-demand viewing from a library of up to 200 videotapes per hotel. At December 31, 1996, Guest Choice(TM) was installed in 541 hotels with a total of 243,310 rooms, substantially all of which also offer either SpectraVision(TM) or

Guest Theater(TM) services. The on-demand capability significantly increases usage of the pay-per-view service by hotel guests, and SpectraVision experienced increases in viewership on average of approximately 40% in the hotels in which Guest Choice(TM) systems have been installed. Through Guest Choice(TM), SpectraVision provides on-demand viewing of major motion pictures, independently produced movies for mature audiences, and a variety of other topics, such as exercise programs, business information, children's programming, and other special interest tapes. The Guest Choice(TM) system includes SpectraVision's proprietary equipment and software and uses a patented video rack designed and manufactured by a third party.

         Digital Guest Choice(TM). During 1994, SpectraVision introduced its new digital video on-demand service, Digital Guest Choice(TM), that provides on-demand viewing of digitally stored movies. Digital Guest Choice(TM) uses satellite technology to deliver digitized movies to high capacity disk arrays. The digitized movies are stored at the hotel site and then decoded and forwarded to the guest instantaneously and on-demand. Digital Guest Choice(TM) allows multiple users to access the same digitally stored movie image at the same time. This on-demand system virtually eliminates lost views due to another guest already viewing a particular videotape or if all tape players are in use. At December 31, 1996, SpectraVision had installed Digital Guest Choice(TM) in 102 hotels with a total of 56,707 rooms.

         Free-To-Guest Services

         OCC also markets a free-to-guest service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, Showtime, CNN, ESPN, WTBS, and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements including having the hotel pay the company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in the Company's other offerings.

SALES AND MARKETING

         OCC's marketing efforts are focused on business and luxury hotels with approximately 150 rooms or more, as management believes that such hotels consistently generate the highest revenues per room in the lodging industry. The Company also targets smaller business and luxury hotels and select mid-priced hotels that meet its profitability criteria. On Command intends to continue targeting established hotel chains, certain business and luxury hotel management companies, and selected independent hotels.

INSTALLATION AND SERVICE OPERATIONS

         At December 31, 1996, OCC's installation and service organization consisted of approximately 400 installation and service personnel in the United States and Canada. Company-employed installation and service personnel are responsible for all of the hotel rooms served by On Command. Installation and service personnel are responsible for system maintenance and distribution of video cassettes. The Company's installation personnel prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. The Company also uses local installation subcontractors supervised by full-time Company personnel to install its systems.

         OCC maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCV and SpectraVision's systems enables the technician to identify and resolve a majority of the reported system malfunctions from OCC's service control center without visiting the hotel property. When a service visit is required, the modular design of the OCV and SpectraVision systems generally permits installation and service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

         On Command Corporation typically enters into a separate contract with each hotel for the services provided. Contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1996, approximately 8.5% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 9.5% of the pay-per-view hotels served by OCC have contracts expiring in 1997.

TECHNOLOGY

         OCC's product development philosophy is to design high quality entertainment and information systems which incorporate features allowing the Company to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of the OCV system enables the Company to provide advanced interactive features such as video games in addition to basic interactive services such as video checkout, room service ordering, and guest survey.

         The Company's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, amplifiers, and computers. Because the Company's systems generally use industry standard interfaces, OCC can integrate new technologies as they become economically viable. Such technologies might include digital compression and store-and-forward, which would permit multiple users to access the same stored movie at varying start times.

         In 1993, SpectraVision, through its parent company Oldco, entered into an agreement with EDS to install a satellite-based digital movie delivery system to replace its existing tape-based delivery systems. In conjunction with the installation of this system, SpectraVision introduced its new SPEXIS(TM) computer system which provides hotels with new and improved interactive services. SpectraVision and EDS first installed equipment to enable SpectraVision to provide its scheduled play movies in a compressed digital video format on a real time basis via satellite (Guest Theater(TM). In late 1994, SpectraVision and EDS began the second phase of the technology conversion and initiated the installation of a digital video on-demand system (Digital Guest Choice(TM) in selected hotels. This system consists of high capacity disk arrays, which are used to store digitized movies, delivered to a hotel via satellite, for instantaneous on-demand viewing by hotel guests.

         Upon completing the Acquisition, On Command Corporation entered into a new agreement with EDS for the continued delivery of the satellite delivered service for up to 45 months after the closing. After the loss of AT&T's Telestar 401 satellite in January 1997, the satellite through which EDS provided transmission services to SpectraVision, the Company entered into a six-month agreement with Hughes Network Systems for transponder capacity on a GE Americom Communications, Inc. satellite to resume the service interrupted by the loss of Telestar 401. (See Note 14 - Subsequent Events - in the Notes to Consolidated Financial Statements.)

SUPPLIERS

         OCC contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by On Command Development Corporation. Historically, these suppliers have been dependable and able to meet delivery schedules on time.
The Company believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. In addition, some of SpectraVision systems currently installed in hotels require a high level of service and repair. As these systems become older, sourcing replacement parts will become more difficult. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes could be made. In such event, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations.

         The head-end electronics are assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where it is installed by OCC-employed and trained technicians, typically assisted by independent contractors.

         OCC, through its OCV and SpectraVision subsidiaries, maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and programming networks.
OCC believes its relationships with all suppliers are good, except for Showtime Networks Inc., ("Showtime") which is disputing OCV's performance of the contract with Showtime in connection with OCV's termination of scheduled satellite pay-per-view service. [Supreme Court of the State of New York, County of New York, Index No. 95-600849]. In addition, OCC is negotiating the renewal of a contract with HBO which expired in June 1996, although OCC continues to provide HBO programming under the expired contract.

INTEGRATING OPERATIONS

         On Command Corporation is working towards the full integration of its operations in support of the OCV and SpectraVision systems. Some of the work had been completed by December 31, 1996, however, significant system development and field support projects will continue throughout 1997, and possibly into 1998, to complete the integration. In addition, OCC intends to pursue the renewal or extension of hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV on-demand pay-per-view movie service and related services.

         Certain of SpectraVision's customers will not be offered the opportunity to receive OCV equipment. These customers are located in Hong Kong, Australia, Singapore, and Thailand. OCV is currently a party to an agreement with MagiNet Corporation ("MagiNet") to provide OCV systems and technology to MagiNet in the Asia-Pacific region.

COMPETITION

         There are several providers of in-room video entertainment to the lodging industry, at least two of which provide on-demand pay-per-view and free-to-guest programming and other interactive services by means of the in-room television. Pay-per-view, the most profitable component of the services offered, competes for a guest's time and entertainment resources with broadcast television, free-to-guest programming, and cable television services. In addition, there are a number of potential competitors that could use their existing infrastructure to provide in-room entertainment to the lodging industry including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors are already providing free-to-guest services to hotels and testing video-on-demand.

         On Command Corporation, through OCV and SpectraVision, is the leading provider of in-room video entertainment services and the leading provider of in-room on-demand video entertainment services to the United States lodging industry. OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a regional basis with certain other smaller entities. Based on publicly filed information, OCC estimates that, at December 31, 1996, LodgeNet served approximately 400,000 pay-per-view rooms, of which approximately 359,000 are equipped with on-demand service. At December 31, 1996, OCC served approximately 918,000 rooms, of which approximately 709,000 are on-demand rooms.

         Competition with respect to new pay-per-view contracts centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment systems, (ii) the quality of the vendor's technical support and maintenance services, and (iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

         On Command Corporation believes its competitive advantages include (i) technological leadership represented by its superior on-demand capability and range of services offered, and (ii) system reliability and high quality service. OCC believes that its growth (including OCV's growth over the previous three years) reflects the strong competitive position of its products and services. The OCC system offers an expansive library of on-demand movies and will allow OCC to upgrade and add new features to the OCC system during the terms of the pay-per-view contracts.

         On Command Corporation anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment both as a revenue source and as a source of competitive advantage in that sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and informational alternatives. At the same time, OCC believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the pay-per-view service provider. While the Company believes its competitive advantages will enable OCC to continue to offer financial arrangements that are attractive to hotels, its competitors may attempt to maintain or gain market share at the expense of profitability. OCC may not always be willing to match incentives provided by its competitors.

         The communications industry is subject to rapid technological change. New technological developments could adversely effect On Command Corporation's operations unless it is able to provide equivalent services at competitive prices.

REGULATION

         The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate On Command Corporation's pay-per-view or free-to-guest services. However, the FCC's jurisdiction does encompass certain aspects of On Command Corporation's operations as they relate to the offering of satellite-delivered pay-per-view movies.

         The FCC's jurisdiction also encompasses certain aspects of On Command Corporation's operations as they relate to its use of the radio frequency spectrum in certain hotels acquired in connection with SpectraVision. SpectraVision had obtained optional licenses from the FCC for a number of its downlink, television receive-only satellite receivers, which are used to receive transmissions from communications satellites in connection with its free-to-guest services. SpectraVision had also obtained the required licenses for the microwave point-to-point relay facilities.

         On February 1, 1996, Congress passed The Telecommunications Act of 1996 (the "Telecommunications Act"), which was signed into law on February 8, 1996. The Telecommunications Act has and will continue to alter federal, state, and local laws and regulations for telecommunications providers and services, and may affect On Command Corporation. There are numerous rulemakings to be undertaken by the FCC that will interpret and implement the Telecommunications Act. It is not possible at this time to predict the outcome of such rulemakings.

PATENTS, TRADEMARKS, AND COPYRIGHTS

         OCV and SpectraVision own a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems. Although OCV and SpectraVision maintain these patents, On Command Corporation believes that the design, innovation, and quality of OCV's and SpectraVision's products and their relations with their customers are at least as important, if not more so, to the maintenance and growth of the Company. OCV and SpectraVision also own various trade names, trademarks, service marks, and logos used in their businesses, which OCC intends to actively protect.

INTERNATIONAL MARKETS

         In addition to its operations in the United States, On Command Corporation offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, and certain European countries. SpectraVision has been a leading provider of in-room video entertainment in the Asia-Pacific region and Australia.

         The Company generally experiences higher revenues and operating cash flow per room than in the United States because of higher prices, higher buy rate, and the lack of programming alternatives. At December 31, 1996, the Company serviced 451 hotels with a total of 121,918 rooms located outside the United States.

         The competition to provide pay-per-view services to hotels is even more dispersed in international markets than in the United States. Expansion of OCC's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder OCC's efforts to grow its base of hotel rooms in foreign markets.

INTERACTIVE AND OTHER SERVICES

         In addition to entertainment services, OCC provides interactive services to the lodging industry. These services generate revenues and cash flows which are independent of viewing levels. These services use two-way interactive communications capability of the Company's equipment and room availability monitoring. The hotel typically pays a fixed monthly fee for each service selected. Interactive services are also currently available in Spanish, French, and certain other foreign languages. In most cases, the interactive services are made a part of the contract for pay-per-view services which typically runs for a term of five to seven years.

         In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use
OCC's system to provide on-demand in-room entertainment in the Asia Pacific region and at December 31, 1996, provided service to approximately 63,000 rooms.

MARKETS AND CUSTOMERS

         On Command currently provides pay-per-view services to hotels that are part of chains including Marriott, Hilton, Wyndham, Doubletree, Fairmont,
Embassy Suites, Holiday Inn, Westin, and Sheraton.   SpectraVision's chain
customers include Hyatt, Loew's, Four Seasons, Wyndham, Stouffer, and Harvey Hotels. Together, OCC serves majors chains and selected other hotels throughout the United States, Canada, Mexico, Australia, and the Asia-Pacific region. The following table sets forth certain information regarding the number of hotels and rooms served by OCC as of December 31, 1996 and served by OCV and SpectraVision combined as of December 31, 1995:


                                                        As of December 31,
                                            -------------------------------------------

                                                    1996                           1995
                                                    ----                           ----
 Hotels Served:
    U.S.                                           2,706                          2,661
    Non-U.S.                                         438                            451

 Rooms Served:                                   801,952                        789,200
    U.S.                                         115,653                        121,918
    Non-U.S

 Revenue per Equipped                       $20.87/month                  $20.28/month
 Room (RER)*

----------------
* Average for the full year assuming both OCV and SpectraVision combined operations.

EMPLOYEES

         As of December 31, 1996, OCC employed a total of 808 persons, including 63 in engineering, 433 in installation and service, 167 in manufacturing, 17 in sales and 128 in management, administration and finance. During fiscal year 1996, the vast majority of research and development efforts have been performed by the Company's employees rather than outside consultants. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.

ITEM 2. PROPERTIES

         On Command Corporation currently leases its headquarters located in San Jose, California. The headquarters contain approximately 131,000 square feet of office, light manufacturing, and storage space. In connection with the acquisition of SpectraVision, On Command Corporation acquired the SpectraVision headquarters building in Richardson, Texas which contains approximately 84,000 square feet of office, light manufacturing, and storage space. It also acquired other leased space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong, and Australia which housed SpectraVision's customer support operations. The Company's properties are suitable and adequate for the Company's business operations.


ITEM 3.  LEGAL PROCEEDINGS

         On Command Corporation, or its operating entities, is a defendant and may be a potential defendant, in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

       In accordance with General Instruction G to the Annual Report on Form 10-K, included herein is the following table, which sets forth the names, ages, at March 1, 1997, and titles of executive officers of the Company, and biographical information with respect to such officers.


                                     Name                      Age                         Position
                 -----------------------------------------     ---         -----------------------------------------------
                 Robert M. Kavner  . . . . . . . . . . . .     53          President, Chief Executive Officer, and Director

                 Brian A.C. Steel  . . . . . . . . . . . .     37          Executive Vice President, Chief Financial Officer,
                                                                           Chief Operating Officer, and Director

                 Robert Snyder . . . . . . . . . . . . . .     60          Vice Chairman (not a director)

                 Richard C. Fenwick, Jr. . . . . . . . . .     39          Senior Vice President, Engineering

                 Ronald D. Lessack . . . . . . . . . . . .     49          Senior Vice President, Operations

                 Paul J. Milley  . . . . . . . . . . . . .     43          Senior Vice President, Finance

                 Jill E. Fishbein  . . . . . . . . . . . .     35          Senior Vice President, Legal,  General Counsel,
                                                                           and Secretary

                 Jean A. deVera  . . . . . . . . . . . . .     47          Vice President, National Accounts

                 Edward B. Neumann . . . . . . . . . . . .     60          Vice President, Finance

                 Richard A. Swift  . . . . . . . . . . . .     45          Vice President, Sales


       Robert M. Kavner has been President, Chief Executive Officer, and Director of On Command Corporation since September 1996. Prior thereto, Mr. Kavner was a principal in Kavner & Associates, a consulting firm for media and communication companies. From June 1994 through September 1995, Mr. Kavner was an Executive Vice President of Creative Artists Agency, Inc. Prior to joining Creative Artists Agency, Mr. Kavner was Executive

Vice President of AT&T Corp. ("AT&T") and Chief Executive Officer of AT&T's Multimedia Products and Services Group. He was also a member of AT&T's Management Executive Committee. From 1992 to 1994, Mr. Kavner was Group Executive for Communications Products Group of AT&T. From 1988 to 1991, Mr. Kavner was President of AT&T's Data Systems Group. Mr. Kavner is also a director of the Fleet Financial Corp. and Tandem Computers, Incorporated.

       Brian A.C. Steel has been Executive Vice President, Chief Financial Officer, and Chief Operating Officer of On Command Corporation since September 1996 and a Director of On Command Corporation since October 1996. Prior thereto, Mr. Steel was Executive Vice President, Strategic Development, and Chief Financial Officer for TELE-TV since August 1995. Prior to joining TELE-TV, Mr. Steel was Vice President, Strategic Development of Pacific Telesis Enhanced Services, General Manager of Pacific Telesis Electronic Publishing Services, and Executive Director, Corporate Development of Pacific Telesis Group from January 1994 to July 1995. Prior to joining Pacific Telesis, Mr. Steel was a principal in Conversion Management Associates from January 1993 to December 1993. From June 1986 to December 1992, Mr. Steel was employed by Shearson Lehman Brothers Inc. as Senior Vice President, Real Estate Merchant Banking Group and First Vice President, E.F. Hutton Properties.

       Robert Snyder has been Vice Chairman, but not a Director, of On Command Corporation since September 1996, prior to which he was President and Chief Executive Officer of On Command Corporation since August 1996. Mr. Snyder was President and a Director of OCV from 1987 to October 1996 and Chief Executive Officer of OCV from July 1995 to October 1996.

       Richard C. Fenwick, Jr. has been Senior Vice President of Engineering since December 1996 and was named Vice President, Engineering of On Command Corporation in September 1996. Mr. Fenwick had been Vice President, Engineering of OCV since September 1992, prior to which Mr. Fenwick served in various engineering and program management positions at Electrospace Systems, Inc.

       Ronald D. Lessack has been Senior Vice President, Operations since December 1996 and was named Vice President, Operations of On Command Corporation in September 1996. Prior to joining On Command Corporation, Mr. Lessack was Vice President, Operations of OCV since January 1994. Prior to that he was self employed as a consultant from July 1992 to February 1994, and prior to that he was a Vice President of Watkins Johnson Co. Group.

       Paul J. Milley has been Senior Vice President, Finance since December, 1996. Prior thereto, Mr. Milley was Vice President and Chief Financial Officer of the 3DO company where he worked since October 1993. Prior to joining the 3DO company, Mr. Milley was Senior Vice President and Chief Financial Officer of Computerland Corporation where he worked from July 1989 to September 1993.

       Jill E. Fishbein has been Senior Vice President, Legal, General Counsel and Secretary since December 1996. Ms. Fishbein was Vice President, General Counsel, and Secretary of Network General Corporation at which she worked from October 1994 through December 1996. Prior to joining Network General Corporation, Ms. Fishbein was Legal Counsel at Electronic Arts Inc. from April 1992 to September 1994. From October 1989 to March 1992, Ms. Fishbein was an Associate at the law firm of Fenwick & West.

       Jean A. deVera has been Vice President, National Accounts of On Command Corporation since September 1996. Prior to joining On Command Corporation, Ms. deVera was Vice President, National Accounts of OCV since January 1994. From 1977 through December 1993, Ms. deVera held various positions at COMSAT Video Enterprises, the last of which was Director of Sales Administration.

       Edward B. Neumann has been Vice President, Finance of On Command Corporation since September 1996. Prior to joining On Command Corporation, Mr. Neumann was Vice President, Finance and Chief Financial Officer of OCV for more than five years. Mr. Neumann retired from OCC on February 28, 1996 and currently serves in a consulting capacity.

       Richard A. Swift has been Vice President, Sales of On Command Corporation since September 1996. Prior to joining On Command Corporation, Mr. Swift was Vice President, Sales of OCV since August 1995, and prior to that he was Vice President, Sales of COMSAT Video Enterprises since 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On Command Corporation's Common Stock and Series A and B Warrants are traded on the NASDAQ National Market System under the symbols ONCO, ONCOW, and ONCOZ respectively. Series C Warrants were given to an advisor to the Acquisition transaction but were not registered for public trading. The high and low closing prices for On Command Corporation's securities during the period October 8 through December 31, 1996 are as follows:

                                    High           Low
                                    ----           ---
         Common Stock              $25 1/4       $15 5/8
         Series A Warrants         $10 1/2       $ 7 1/8
         Series B Warrants         $ 6 3/4       $ 6 3/4



         As of March 3, 1997 there were 29,181,065 shares of Common Stock, 1,424,875 Series A Warrants, 2,501,697 Series B Warrants, and 3,450,000 Series C Warrants issued and outstanding. The Company's Transfer Agent and Registrar is the Bank of New York located at 101 Barclay Street, New York, New York.

Concurrent with the Acquisition transaction, the Company paid a dividend in the amount of $10.7 million to stockholders of record as of September 18, 1996. This dividend was distributed through the assignment to Ascent of a $8.9 million promissory note received from Hilton Hotels Corporation and cash of $1.8 million paid to the minority stockholders. The Company had not paid cash dividends prior to the transaction, and any payment of such dividends in the future will depend upon the earnings and financial position of the Company, its capital needs, and such other factors as the Board of Directors deem appropriate.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

        The financial data set forth below, except hotel, room and installation backlog data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the Consolidated Financial Statements and related Notes included elsewhere herein. References herein are to the financial statements and footnotes included in Part II, Item 8 "Financial Statements and Supplementary Data".

--------------------------------------------------------------------------------------------------------------------------------
                                                                               Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                        1996(1)         1995            1994            1993            1992
                                                        ----            ----            ----            ----            ----
                                                                    (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
  Total revenues..................................   $147,469        $102,059        $ 81,609        $ 30,204        $ 8,595
  Total direct costs of revenues..................     71,019          48,417          47,786          12,912          5,461
  Total operating expenses........................     87,770          45,091          27,976          14,955          2,780
  Income (loss) from operations...................    (11,320)          8,551           5,847           2,337            354
  Net income (loss)(3)............................    (14,739)          4,902           3,456           1,358            168
  Net income (loss) applicable to nonredeemable
     common stock.................................    (15,222)          4,261           2,856           1,179            168
  Net income (loss per common and equivalent
     share........................................      (0.67)           0.22            0.18            0.11           0.03
  Shares used in per share calculations (in
      thousands)..................................     22,625          19,406          15,822          11,065          6,683

CASH FLOW DATA
  Net cash povided by operating activities........     42,784          41,374          20,051          11,760          3,384
  Net cash used in investing activities...........    (80,505)        (63,693)        (64,110)        (56,123)       (16,128)
  Net cash provided by financing activities.......     42,521          14,952          47,285          47,541          9,161

OTHER DATA:
  EBITDA (2)......................................   $ 41,960        $ 37,288        $ 23,381        $ 10,517        $ 2,257
  Cash dividends per share........................   $   0.49              --              --              --             --
  Rooms served at end of period...................    917,000         361,000         248,000         124,000         37,000
    On Demand rooms at period end.................    709,000         361,000         248,000         124,000         37,000
    Scheduled rooms at period end.................    208,000              --              --              --             --
  Hotels served at end of period..................      3,144           1,221             751             272             89
  Capital expenditures............................     70,545          63,693          64,110          56,153         16,628
  Installation backlog (4)........................     58,000         113,000         128,000         137,000         27,000

BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets....................................   $396,538        $211,005        $138,884        $ 92,363        $48,646
  Total debt......................................     98,000          15,942           1,025           1,842          2,634
  Redeemable common stock.........................         --          11,684          11,043          10,443             --
  Total stockholder's equity......................    250,917         169,804         108,949          67,817         40,675

---------------

(1) 1996 data reflects the acquisition of SpectraVision which was recorded using the purchase method of accounting as defined by generally accepted accounting principles. As such, all revenues, expenses and capital expenditures of SpectraVision for the period October 8 through December 31, 1996, are included herein. Also included are the room and hotel counts, installation backlog, and the assets, liabilities and stockholders equity of SpectraVision at December 31, 1996.

(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 8 and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document

(3) 1996 data also includes $8.7 million of charges which management believes are one-time in nature which consist of asset write-downs, reserves, and expense accruals related to the Acquisition and integration of SpectraVision; re-alignment of the Company's operating practices; and the establishment of On Command Corporation as a new public company. Of the non-recurring charges, $6.7 million effected EBITDA (see note 2). Excluding non-recurring charges, the net loss applicable to nonredeemable common stock for 1996 would have been $6.5 million, net loss per common and equivalent share would have been $0.29, and EBITDA would have been $48.7 million.

(4) OCC backlog represents the approximate number of hotel rooms under contract with OCC which are awaiting installation of OCV systems. The vast majority of such hotel rooms in the December 31, 1996 backlog represent SpectraVision system hotel rooms which are to be converted to OCV systems.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1996, 1995, and 1994.

CURRENT FINANCIAL CONDITION

                 On Command Corporation generated improved earnings before interest, income taxes, depreciation, and amortization (EBITDA) in 1996 of $42.0 million compared to $37.3 million in 1995, however depreciation and amortization expense resulting from new installations and the acquisition of SpectraVision contributed to producing a current year net loss of $14.7 million compared to net income of $4.9 million in 1995.

                 On Command Corporation's reported results for 1996 include charges management believes are non-recurring in nature. These charges, totaling $8.7 million (includes $2 million which was an adjustment to depreciation expense) and recorded in the fourth quarter, result from asset write-downs, reserves, and expense accruals associated with the acquisition and integration of SpectraVision; the re-alignment of the Company's operating practices; and the establishment of On Command Corporation as a new public company. If these non-recurring charges were excluded from 1996 reported results, the Company would have reported a net loss of $6.0 million and EBITDA of $48.7 million in 1996.

                 On Command Corporation grew its business in 1996 through internal growth and the acquisition of SpectraVision. Total revenues grew by 44.5% to $147.5 million in 1996 compared to $102.1 million in 1995. The acquisition of SpectraVision was effective on October 8, 1996 and contributed revenues of $21.4 million from October 8, 1996 to December 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

                 Total revenues increased to $147.5 million in 1996 from $102.1 million in 1995, reflecting an increase of $45.4 million or 44.5%. Movie revenues increased to $134.4 million in 1996 from $75 million in 1995. The increase was primarily due to the acquisition of SpectraVision ($21.4 million); increased net movie revenues resulting from an increase in the number of OCV's installed on-demand rooms to approximately 466,000 in 1996 compared to 361,000 in 1995; and, to a lesser extent, as a result of selected price increases by OCV. Video system sales decreased to $13.1 million in 1996 from $22.9 million in 1995, reflecting a decrease of $9.8 million or 42.8%. The decrease was primarily the result of the elimination of low margin video system sales to Ascent following Ascent's contribution to OCV of Ascent's hotel video assets (the "Contribution") pursuant to the Contribution Agreement (see Note 10 to the consolidated financial statements). The Contribution also resulted in the elimination of the revenue from video management services which totaled $4.2 million in 1995.

                 Movie revenue direct costs increased to $59.6 million in 1996 from $24.1 million in 1995, an increase of $35.5 million or 147%. On an absolute basis the increase can be attributed to the acquisition of SpectraVision ($9.9 million ) and increased rooms serviced by OCV. Movie revenue direct costs as a percentage of movie revenue increased to 44.4% in 1996 from 32.1% in 1995. This increase is due to lower margins in SpectraVision rooms, increased free-to-guest costs, increased property tax expense and slightly declining revenue on a per room basis at OCV.

                 Video system sales direct costs decreased to $11.4 million in 1996 from $20.0 million in 1995, reflecting a decrease of $8.6 million or
43.0%.   The decrease is a result of the elimination of video system sales to
Ascent described in Total Revenues above. Direct costs declined slightly as a percent of video system sales revenue from 87.6% in 1995 to 86.8% in 1996.

                 Video management services direct costs were zero in 1996 due to the Contribution as described in Total Revenues above. Video management services totaled $4.24 million in 1995.

                 Depreciation and amortization expense increased to $53.3 million in 1996 from $28.7 million in 1995, an increase of $24.6 million or 85.7%. The increase is primarily due to capital investments associated with installing on-demand service in hotel rooms ($13.4 million), the acquisition of assets in 1995 from Ascent under the Contribution Agreement ($5.7 million), and the acquisition of SpectraVision ($5.2 million).

                 Field service costs increased to $15.9 million in 1996 from $9.1 million in 1995, an increase of $6.8 million or 74.7%. The increase is primarily due to the additional labor and material necessary to maintain the growing volume of installed on-demand equipment, and the acquisition of SpectraVision ($3.2 million). Field service expenses as a percentage of movie revenue decreased to 11.8% in 1996 from 12.1% in 1995 as a result of operating efficiencies from the larger installed base of rooms and greater management focus.

                 Research and development expenses increased to $4.6 million in 1996 from $2.6 million in 1995, an increase of $2.0 million or 76.9%. The increase is a result of the Company's continued commitment to maintain and enhance current products, develop new products, and create commonality with SpectraVision's video systems.

                 Selling, general, and administrative expenses increased to $14.0 million in 1996 from $3.1 million in 1995, an increase of $10.9 million. The increase is primarily due to higher levels of business activity; increased facility costs resulting from the addition of the former SpectraVision headquarters in Richardson, Texas; non-recurring costs including transaction and integration costs associated with the acquisition of SpectraVision, employee relocation and severance costs (including former SpectraVision employees), and the relocation of Company headquarters to San Jose, California. Non-recurring costs account for approximately $3.2 million of the increase.

                 Interest expense increased to $3.3 million in 1996 from $413,000 in 1995, an increase of $2.9 million. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base, and debt used to complete the acquisition of SpectraVision.

                 Provision for income taxes decreased to $174,000 in 1996 from $3.3 million in 1995, a decrease of $3.1 million or 93.9%. The decrease is primarily due to the current year loss offset by higher foreign taxes resulting from the acquisition of SpectraVision. The Company has not recorded a tax benefit in 1996 from the net operating losses generated in that year because it has established a valuation allowance against its otherwise recognizable net deferred tax asset at December 31, 1996 due to the uncertainty surrounding the realizability of these benefits in future tax returns.

                 Redeemable common stock accretion decreased to $483,000 in 1996 from $641,000 in 1995, reflecting a decrease of $158,000 or 24.6%. Concurrent with the Merger and Acquisition, the Redeemable Common Stock was converted to common stock of the Company. Therefore, accretion was recorded for a partial year in 1996 compared to a full year in 1995.

                 EBITDA increased to $42.0 million in 1996 from $37.3 million in 1995, reflecting an increase of $4.7 million or 12.6%. EBITDA, as a percentage of total revenue, decreased to 28.5% in 1996 from 36.5% in 1995. Eliminating non-recurring adjustments, EBITDA totaled $48.7 million in 1996 or 33% of total revenues. The reduced percentage is primarily due to the higher operating costs currently associated with the SpectraVision business, higher free-to-guest costs, and higher administrative expense necessary to operate as a public company.

                 Net income (loss) decreased to a net loss of $14.7 million in 1996 from net income of $4.9 million in 1995 due to the factors described above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

                 Total revenues increased by $20.5 million or 25.1% to $102.1 million in 1995, as compared to total net revenues of $81.6 million in 1994, primarily as a result of net movie revenues from 361,000 installed on-demand rooms as of December 31, 1995, compared to 248,000 such rooms as of December 31, 1994. This increase in net movie revenues was partially offset by the elimination of video systems sales and video management services to Ascent in the August through December, 1995 period. Video system sales and video management services to Ascent totaled approximately $18.9 million and $28.1 million in 1995 and 1994, respectively.

                 Total direct cost of revenues was $48.4 million or 47.4% of total net revenues in 1995, compared to $47.8 million, or 58.6% of total net revenues in 1994. This percentage decrease resulted from a reduction in film share expense from 13.7% of net movie revenues in 1994 to 11.7% in 1995 and from the elimination of low margin video system sales and video management services to Ascent in the August through December, 1995 period.

                 Depreciation and amortization expense was $28.7 million or 38.3% of net movie revenues in 1995, compared to depreciation and amortization of $17.5 million, or 38.2% of net movie revenues, for the comparable period in 1994. This increase in depreciation and amortization is attributable to the capital investment associated with installing on-demand service in additional hotel rooms combined with the depreciation and amortization resulting from the contribution by Ascent (see Note 10 to the Consolidated Financial Statements).

                 Field service costs, which consist primarily of labor and material expense required to maintain the existing on-demand equipment, were $9.1 million in 1995, or 12.1% of net movie revenue compared to $5.3 million or 11.5% of net movie revenue for the same period in 1994. This increase in field service expense was broad based and included increases in personnel, travel, facility, and spare equipment purchase and repair costs.

                 Research and development expenses in 1995 were $2.6 million as compared to $1.8 million for the 1994 period, as OCV continued its efforts to be competitive through continued investment in the development of new products, as well as new features for existing products. The increase across the periods was attributable to an increase in the costs associated with executing these efforts, primarily an increase in personnel costs of $700,000.

                 Selling, general, and administrative expenses decreased to $3.1 million in 1995, as compared to $3.4 million in 1994, primarily due to reduced legal expenses in 1995.

                 Settlement of litigation expense of $1.5 million was recorded in 1995 resulting from a charge of wrongful termination of a former employee of OCV.

                 Interest expense increased to $413,000 in 1995, as compared to $256,000 for the comparable 1994 period. This is the result of OCV obtaining debt financing from Ascent in the latter half of 1995 to finance OCV's continuing expansion of its installed customer base, in contrast to the comparable period in 1994 when equity financing was used in lieu of debt.

                 Provision for income taxes increased to $3.3 million in 1995 from $2.3 million in 1994, an increase of $1.0 million or 43.5%. The increase was primarily due to increased earnings.

                 Redeemable common stock accretion increased to $641,000 in 1995 from $600,000 in 1994, reflecting an increase of $41,000 or 6.8%. The price at which the shares can be put to the company escalates based upon the average one year U.S. Treasure Bill rate compounded annually. As such, the amount of accretion recorded by the Company fluctuates based upon the movement of interest rates. (See Note 10 to the Consolidated Financial Statements.)

                 EBIDTA increased to $37.3 million in 1995 from $23.4 million in 1994 or an increase of 59.4%. As a percent of revenue, EBITDA increased from 28.7% in 1994 to 36.5% in 1995. The major factor in this improvement was the reduction in direct cost percentage, explained above.

                 Net Income increased to $4.9 million in 1995 from $3.5 million in 1994 due to the factors described above.

SEASONALITY

                 The Company's business is expected to be seasonal with higher revenues realized during the summer months and lower revenues realized during the winter months. This seasonality reflects recognized business and vacation travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

                 In 1995, OCV entered into a promissory note agreement with Ascent to supplement OCV's ongoing financing needs. At December 31, 1995, borrowings under the note payable were $15.7 million. In connection with the Merger and Acquisition transaction, the promissory note was repaid in October 1996.

                 The primary sources of cash during 1996 were cash from operations of $42.8 million consisting primarily of a net loss of $14.7 million offset by $53.3 million in depreciation and amortization, short-term borrowings from Ascent of $22.5 million, and $97.6 million of borrowings under a $125 million bank revolving credit facility. Primary expenditures of cash included capital expenditures of $70.5 million for the installation of on-demand systems, cash expended for the acquisition of SpectraVision of $49.6 million including repayment of debt assumed in the transaction, and $38.5 million repayment of borrowings from Ascent.

REVOLVING CREDIT FACILITY

                 In conjunction with the acquisition of SpectraVision, On Command Corporation entered into a $125 million credit facility (the "OCC Credit Facility") with NationsBank of Texas, N.A. ("NationsBank"). The OCC Credit Facility consists of: (i) a 364-day revolving credit and competitive advance facility, which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive advance facility; provided, however, that any amounts under the five year facility will reduce the amount available under the 364-day facility. On March 23, 1997 the OCC Credit Facility was increased to $150 million. (See Note 14 to Consolidated Financial Statements.)

                 The OCC Credit Facility contains customary covenants and agreements, including, among other things, compliance by On Command Corporation with certain financial covenants. At December 31, 1996, OCC was in compliance with these covenants. The OCC Credit Facility also limits OCC's ability to incur additional indebtedness and pay dividends, but does not preclude OCC from paying cash dividends on its common stock.

                 Revolving loans extended under the OCC Credit Facility generally will bear interest at either the London InterBank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.625% depending upon On Command Corporation's consolidated ratio of total debt to EBITDA (calculated in accordance with the OCC Credit Facility) or the greater of the prime rate or the federal funds rate plus 0.50%. Upon the closing of the SpectraVision acquisition, OCC borrowed $92.0 million under its credit facility to (i) pay off debt obligations of SpectraVision of approximately $40.0 million, (ii) pay off intercompany obligations of OCV to Ascent and other OCC obligations of approximately $43.6 million, and (iii) to pay certain administrative claims and other bankruptcy costs of

SpectraVision and its affiliated debtors of approximately $8.4 million. As a result of the March 23, 1997 amendment to the OCC Credit Facility, and the borrowings outstanding, as of March 23, 1997, OCC had $47 million available, subject to certain covenant restrictions, under the OCC Credit Facility.


                 On Command Corporation's principal cash requirements are expected to include continued installation of on-demand systems including installations for new customers and the upgrade of hotels currently under contract and receiving only scheduled service. These installations and upgrades will be completed as cash is available.

         LIMITATIONS ON ADDITIONAL DEBT FINANCING

                 On Command Corporation and Ascent entered into a Corporate Agreement (the "Corporate Agreement"), pursuant to which OCC has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the OCC Credit Facility, and indebtedness incurred in the ordinary course of operations which together shall not exceed $100 million in the aggregate; provided that not more than $50 million of such indebtedness may constitute long-term debt. In addition, pursuant to an agreement between Ascent and COMSAT (the "COMSAT Agreement"), Ascent has agreed not to incur any indebtedness, other than under Ascent's existing credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business, which together shall not exceed $175 million in the aggregate, without COMSAT's consent. In contemplation of the closing of the Merger and the Acquisition, COMSAT consented to permit Ascent to incur consolidated indebtedness (including indebtedness of OCC) of up to $216 million in the aggregate provided that: (i) no more than $50 million of such indebtedness may constitute long-term debt; and (ii) indebtness in excess of $175 million could only be incurred to satisfy funding requirements for 1996. At that time, COMSAT also consented to Ascent entering into a new credit facility with aggregate available borrowings of up to $200 million, and OCC entering into a $125 million credit facility, as discussed above.

                 In November 1996, COMSAT consented to increase the limitation on consolidated indebtedness which Ascent may incur pursuant to the COMSAT Agreement to $236 million; provided that: (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness in excess of Ascent's indebtedness existing at December 31, 1996 may only be used to satisfy Ascent's consolidated funding requirements through June 30, 1997, as approved by the Ascent Board of Directors.

                 A primary purpose of both the Corporate Agreement and the COMSAT Agreement is to require Ascent and On Command Corporation to coordinate their capital requirements with COMSAT so that COMSAT can monitor its compliance with the regulations of the Federal Communications Commission (FCC) applicable to the capital structure and debt financing activities of COMSAT and its consolidated subsidiaries. COMSAT is required to submit a financial plan to the FCC for review annually. Under the existing FCC guidelines, COMSAT is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45%, and interest coverage ratio of not less than 2.3 to 1.
The latter two guidelines are measured at year end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio of 1.9 to 1.0, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on COMSAT's 1997 capital plan. COMSAT has informed OCC that COMSAT was in compliance with the FCC guidelines, as modified, at December 31, 1996.

         As part of Ascent's 1997 operating and capital planning process, Ascent management requested that COMSAT increase its debt limit beginning in January 1997, which resulted in the increase described herein. On March 21, 1997, COMSAT consented to increase the limitation on aggregate consolidated indebtedness which Ascent may incur pursuant to the COMSAT Agreement to $270.0 million for the remainder of 1997; provided that (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's proposed tax-free distribution of its interest in Ascent to COMSAT stockholders. In connection with COMSAT's consent under the COMSAT Agreement, Ascent consented under the OCC Corporate Agreement to increase OCC's limitation on indebtedness to a total of not more than $116 million by June 30, 1997 and not more than $130 million by December 31, 1997; provided, however that (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness may only be incurred in compliance with the financial covenants in the OCC Credit Facility, with any amendments to such covenants subject to the written consent of Ascent.

         A number of factors could cause the funding requirements of OCC to differ materially from those projected, including, but not limited to, the performance of the OCV and SpectraVision business, unanticipated costs associated with the integration of SpectraVision's and OCV's businesses, and general market conditions.


         Finally on October 18, 1996 COMSAT announced that it intends to divest its 80.67 percent ownership interest in Ascent through a sale, spin-off or other transaction. COMSAT has engaged Morgan Stanley & Co. Incorporated to act as its financial advisor for the divestiture. On March 24, 1997, COMSAT announced that in January 1997 it had filed for a ruling with the Internal Revenue Service to allow the spin-off of Ascent as a tax-free dividend to its shareholders, and that it expects to receive the ruling by May 1997. Pending the ruling, COMSAT will continue efforts to identify a purchaser for its interest in Ascent.


FOREIGN EXCHANGE

                 On Command Corporation believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, OCC will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

INTEREST RATES AND INFLATION

                 Fluctuations in interest rates and inflation have not had a material effect on the operations of On Command Corporation to date. However, if management believes the direction of future interest rates pose a significant risk to the operations of the Company, it will consider using interest rate contracts, swap arrangements, or other financial instruments designed to limit exposure to interest rate fluctuations.

BUSINESS RISKS

CONTROL BY ASCENT

         Ascent owned approximately 57.2% of the outstanding OCC Common Stock at December 31, 1996. Accordingly, Ascent will have the ability to control the management and policies of On Command Corporation and the outcome of matters submitted to the stockholders for approval, including the election of directors. In turn, COMSAT owns 80.7% of Ascent outstanding Common Stock.

RESTRICTIONS ON DEBT FINANCINGS

         Pursuant to the Corporate Agreement entered into between Ascent and On Command Corporation, On Command Corporation has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility entered into by On Command Corporation in connection with the Transactions and indebtedness incurred in the ordinary course of operations, which together shall not exceed $100 million in the aggregate. Restrictions on On Command Corporation's ability to incur additional debt could adversely affect On Command Corporation's plans for growth, its ability to develop new products and technologies and its ability to meet its liquidity needs. In addition, pursuant to the COMSAT Agreement between Ascent and COMSAT, Ascent has agreed not to incur any indebtedness, other than under Ascent's existing credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business, which together shall not exceed $175 million in the aggregate, without COMSAT's consent. In March 1997, COMSAT consented to increase the limitation on Ascent's consolidated indebtedness to $270 million through December 31, 1997; provided that (i) no more than $50 million of such indebtedness may constitute long term debt; and
(ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's proposed tax-free distribution of its interest in Ascent to COMSAT stockholders. In connection with COMSAT's consent under the COMSAT Agreement, Ascent consented under the Corporate Agreement to increase OCC's limitation of indebtedness to $116 million through June 30, 1997, and to $130 million through December 31, 1997; provided, however, that (i) no more than $50 million of such indebtedness may constitute long term debt, and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in OCC's existing $150 million credit facility, with any amendments to such covenants subject to the written consent of Ascent. A number of factors could cause the funding requirements of COMSAT, Ascent and On Command Corporation to differ materially from those projected, including, but not limited to, the performance of their respective operating subsidiaries, unanticipated costs associated with the consummation of the Acquisition and integration of SpectraVision's and OCV's businesses and market conditions. In the event that On Command requires additional debt to service its existing business or to support growth, there can be no assurance, however, that COMSAT will approve any increase in Ascent's or OCC's debt limits. If On Command Corporation's debt limit were not increased, On Command Corporation may be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt, sell assets or sell equity. Finally, COMSAT has informed Ascent that if COMSAT were to fail to satisfy one or more of the FCC guidelines as of an applicable measurement date, COMSAT would be required to seek advance FCC approval of future financing activities on a case by case basis. If such approval were not granted, On Command Corporation could be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt or sell assets.

DEPENDENCE ON ADDITIONAL CAPITAL FOR GROWTH

         The growth of On Command Corporation's business requires substantial investment on a continuing basis to finance capital expenditures and related expenses. Historically, OCV has relied on capital provided by Ascent and cash flow from operations to finance its growth. However, Ascent is not obligated to provide any additional capital or debt financing to OCV or On Command Corporation after the closing of the Transactions. On Command Corporation intends to use cash flow from operations and additional borrowings (subject to the limitations discussed under "Restrictions on Debt Financings") to support its growth. Whether or when On Command Corporation can achieve cash flow levels sufficient to support its anticipated growth cannot be accurately predicted. Unless such cash flow levels are achieved, On Command Corporation may require additional borrowings or the sale of debt or equity securities (subject to the limitations described under "Restrictions on Debt Financings"), or some combination thereof, to provide funding for growth or, alternatively, may have to reduce growth to a level that can be supported by internally generated cash flow. On Command Corporation can give no assurances with respect to the impact on the results of operations and financial condition if On Command Corporation is required to reduce growth to a level that can be supported by internally generated cash flow.


INTEGRATION OF OCV AND SPECTRAVISION BUSINESSES

         The integration of the OCV and SpectraVision businesses will require the coordination of operating systems, financial reporting, sales, marketing and management. This will require substantial attention from the management of On Command Corporation, throughout 1997 and potentially beyond, particularly in light of SpectraVision's status prior to the Acquisition as an entity operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. In addition, successfully integrating the businesses of OCV and SpectraVision may require additional capital. See "Dependence on Additional Capital for Growth." There can be no assurance that the businesses of OCV and SpectraVision can be successfully integrated. The inability to successfully integrate the businesses of OCV and SpectraVision could have a material adverse effect on the financial condition or results of operations of On Command Corporation.

THINLY TRADED STOCK IN THE PUBLIC MARKET AND POSSIBLE VOLATILITY OF STOCK PRICE

         As approximately 42.8% of the outstanding On Command Common Stock, is traded on the Nasdaq National Market as of March 3, 1997, the public market for the OCC Common Stock and the On Command Corporation Warrants may not be subject to an active public market which can be sustained. Further, the stock markets may experience volatility that affects the market prices of companies in ways unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the OCC Common Stock or Warrants.

HIGHLY COMPETITIVE IN-ROOM ENTERTAINMENT INDUSTRY

         The hotel in-room entertainment industry is highly competitive. Due to the high level of penetration in the United States lodging industry already achieved by participants in the in-room entertainment industry and the low rate of construction and expansion of hotel properties in the United States, most of the growth opportunities in the in-room entertainment industry currently involve securing contracts to serve hotels that are already being served by a competing vendor, expanding internationally and broadening the range of services provided. These circumstances have led to increasing competition for contract renewals, particularly at hotels operated by major hotel chains.
There can be no assurance that On Command Corporation will obtain new contracts with hotels currently served by other vendors or that On Command Corporation will be able to retain contracts with the hotels served by OCV and SpectraVision when those contracts expire. The loss by On Command Corporation of one or more of the major hotel chain customers, such as Marriott, Hyatt, Holiday Inn or Hilton, could have a material adverse impact on On Command Corporation's results of operations. See "--Dependence on Significant Customers." In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors already are providing free-to-guest services to hotels and testing video-on-demand. Some of these potential competitors have substantially greater resources than On Command Corporation.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

         Marriott, Hilton and Holiday Inn accounted for approximately 25%, 13% and 14%, respectively, of On Command Corporation's revenues for the year ended December 31, 1996. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command Corporation's results of operations or financial condition. However, these customers represent both chain-owned/managed hotels, as well as franchisees. The Company often has different contracts on different terms with the chain-owned/managed hotels, on the one hand, and with the franchisees (or groups of franchisees), on the other.

DEPENDENCE ON PERFORMANCE OF LODGING INDUSTRY

         The business of each of On Command is closely linked to the performance of the hotel industry which has been at a recent nearly all-time high. Declines in hotel occupancy as a result of general business, economic, seasonal and other factors can have a significant adverse impact on On Command Corporation's results of operations.

RISK OF TECHNOLOGICAL OBSOLESCENCE

         Technology in the entertainment and communications industry is continuously changing as new technologies and developments continue to be introduced. There can be no assurance that future technological advances will not result in improved equipment or software systems that could adversely affect On Command Corporation's competitive position. In order to remain competitive, On Command Corporation must maintain the programming enhancements, engineering and technical capability and flexibility to respond to customer demands for new or improved versions of its systems and new technological developments, and there can be no assurance that On Command Corporation will have the financial or technological resources to be successful in doing so.

DEPENDENCE ON KEY PERSONNEL

         On Command Corporation's success will be dependent upon the contributions of its executive officers, especially Robert M. Kavner, its President and Chief Executive Officer, Brian A.C. Steel, its Executive Vice President, Chief Financial Officer and Chief Operating Officer, and Robert Snyder, its Vice Chairman. The loss of the services of such executive officers could have a material adverse effect on On Command Corporation. On Command Corporation's success also depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that On Command Corporation or its subsidiaries will be successful in attracting and retaining such personnel. Messrs. Kavner and Steel have entered into employment agreements with On Command Corporation, and Mr. Snyder has entered into an employment agreement with OCV.

SEASONALITY

         The business of On Command Corporation is seasonal, with higher revenues per room realized during the summer months and lower revenues per room realized during the winter months due to business and vacation travel patterns.

ANTI-TAKEOVER PROTECTIONS

         Following the consummation of the SpectraVision acquisition, Ascent owns approximately 57.2% of the OCC Common Stock and before giving effect to any Reserved Stock and the exercise of any Warrants. Accordingly, On Command Corporation will not be able to engage in any strategic transactions without the approval of Ascent.

Even if Ascent's interest in On Command Corporation were reduced below such level, On Command Corporation's Certificate of Incorporation contains certain provisions that could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of On Command Corporation. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of OCC Common Stock. Certain of such provisions allow On Command Corporation to issue preferred stock with rights senior to those of the OCC Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

SATELLITE REPLACEMENT

                 The Company has an agreement with Hughes Network Systems for transponder capacity on a GE Americom Communications satellite which delivers SpectraVision programming services to 810 hotels. (The company previously serviced approximately 950 hotels via a satellite transmission service. One-hundred and forty (140) of those hotels are now served by terrestrial-based technology.) Satellite service is expected to expire in July 1997, at which time the Company anticipates providing programming service to such hotels via terrestrial-based systems or alternative satellite service. However, there can be no assurance that the Company will have the capital to provide for such transition, or will be able to find such alternative satellite capacity, or that any transition to alternative terrestrial-based technology will be successful.

PROGRAMMING

                 The cost to the Company to license feature movies from major movie studios is subject to change as the major movie studios continue to negotiate for higher royalty rates as well as higher minimum payments by the Company. Such changes may have adverse impacts on the Company's earnings. In addition the Company has, and may continue, to experience a decline in the buy-rate for independent movies for mature audiences.

While the Company intends to address such trends, there can be no assurance that the Company's efforts will prove effective.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of On Command Corporation:

We have audited the accompanying consolidated balance sheets of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE L.L.P.

San Jose, California
January 27, 1997
(March 27, 1997 as to Note 14)

ON COMMAND CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (in thousands, except par value amounts)
-------------------------------------------------------------------------------

ASSETS                                                                                    1996             1995
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  5,733        $    956
  Accounts receivable (less allowances for doubtful accounts of $629 in 1996
    and $100 in 1995)                                                                     25,328           9,853
  Other current assets                                                                     4,283             831
  Deferred income taxes                                                                    1,593           1,163
                                                                                        --------        --------
        Total current assets                                                              36,937          12,803

VIDEO SYSTEMS, Net                                                                       250,600         188,910

PROPERTY AND EQUIPMENT, Net                                                               11,037           2,971

GOODWILL, Net                                                                             89,503            --

OTHER ASSETS, Net                                                                          8,461           6,321
                                                                                        --------        --------
TOTAL                                                                                   $396,538        $211,005
                                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $ 16,823        $  6,187
  Accounts payable to stockholder                                                             21             206
  Accrued compensation                                                                     4,931           1,726
  Other accrued liabilities                                                                7,557             740
  Income taxes payable                                                                     5,692           1,813
  Other taxes payable                                                                      8,807            --
  Deferred revenues                                                                          232             803
  Current portion of revolving credit facility                                            48,000            --
  Current portion of stockholders' ??? payable                                              --            15,942
                                                                                        --------        --------
        Total current liabilities                                                         92,063          27,417

OTHER ACCRUED LIABILITIES                                                                  1,700           1,841

LONG-TERM PORTION OF REVOLVING CREDIT FACILITY                                            50,000            --

DEFERRED INCOME TAXES                                                                      1,858             259
                                                                                        --------        --------
        Total liabilities                                                                145,621          29,517

COMMITMENTS AND CONTINGENCIES                                                               --              --

REDEEMABLE COMMON STOCK, $.01 par value; shares issued and
  outstanding: none in 1996 and 1,166 in 1995                                               --            11,684

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; shares authorized - 10,000; none outstanding             --              --
  Common stock, $0.01 par value; shares authorized - 50,000 in 1996 and
    25,560 in 1995; shares issued and outstanding, 29,087 in 1996 and 20,669 in 1995;
    shares subscribed - 960 in 1996 and none in 1995                                         300             207
  Additional paid-in capital                                                             249,164         165,521
  Common stock warrants                                                                   31,450             840
  Cumulative translation adjustments                                                        (260)           --
  Retained earnings (deficit)                                                            (29,737)          3,236
                                                                                        --------        --------
        Total stockholders' equity                                                       250,917         169,804
                                                                                        --------        --------
TOTAL                                                                                   $396,538        $211,005
                                                                                        ========        ========

See notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(in thousands, except PER SHARE amounts)
-------------------------------------------------------------------------------

                                                                         1996             1995             1994
REVENUE:
 Movie revenues ..................................................      $134,351        $ 75,009         $45,931
 Video system sales...............................................        13,118          22,852          31,698
 Video management services .....................................            --             4,198           3,980
                                                                        --------        --------         -------
       Total revenues (see Note 10 for related party revenues)....       147,469         102,059          81,609
                                                                        --------        --------         -------

DIRECT COSTS OF REVENUES:
 Movie revenues...................................................        59,628          24,052          16,593
 Video systems sales..............................................        11,391          20,015          27,600
 Video management services........................................          --             4,350           3,593
                                                                        --------        --------         -------
       Total direct costs of revenues.............................        71,019          48,417          47,786
                                                                        --------        --------         -------

OPERATING EXPENSES:
 Depreciation and amortization....................................        53,280          28,737          17,534
 Field service....................................................        15,870           9,054           5,274
 Research and development.........................................         4,628           2,642           1,771
 Marketing, general and administrative............................        13,992           3,118           3,397
 Settlement of litigation.........................................          --             1,540            --
                                                                        --------        --------         -------
       Total operating expenses...................................        87,770          45,091          27,976
                                                                        --------        --------         -------
INCOME (LOSS) FROM OPERATIONS.....................................       (11,320)          8,551           5,847

INTEREST INCOME...................................................           104              61             178

INTEREST EXPENSE..................................................        (3,349)           (413)           (256)
                                                                        --------         -------         -------
INCOME (LOSS) BEFORE INCOME TAXES.................................       (14,565)          8,199           5,769

PROVISION FOR INCOME TAXES........................................           174           3,297           2,313
                                                                         -------         -------         -------
NET INCOME (LOSS).................................................       (14,739)          4,902           3,456

REDEEMABLE COMMON STOCK ACCRETION.................................          (483)           (641)           (600)
                                                                        --------        --------         -------
NET INCOME (LOSS) APPLICABLE TO NONREDEEMABLE
  COMMON STOCK....................................................      $(15,222)       $  4,261         $ 2,856
                                                                        ========        ========         =======
NET INCOME (LOSS) PER COMMON AND EQUIVALENT
  SHARE...........................................................      $  (0.67)       $   0.22         $  0.18
                                                                        ========        ========         =======

SHARES USED IN PER SHARE COMPUTATIONS.............................        22,625          19,406          15,822
                                                                         =======        ========         =======

See notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In thousands)
--------------------------------------------------------------------------------

                                              Common Stock    Additional   Common      Cumulative    Retained        Total
                                             ---------------    Paid-In     Stock     Translations   Earnings    Stockholders'
                                             Shares   Amount    Capital    Warrants    Adjustments   (Deficit)       Equity
BALANCES, January 1, 1994                   12,099     $121    $ 70,737    $    840       $   -      $ (3,881)    $ 67,817

Sale of common stock to investors            3,053       30      37,470                                             37,500
Exercise of stock options                      174        2         600                                                602
Income tax benefit of stock option
   transactions                                                     174                                                174
Accretion of redeemable common stock                                                                     (600)        (600)
Net income                                                                                              3,456        3,456
                                            ------     ----    --------    --------       -----      --------     --------
BALANCES, December 31, 1994                 15,326      153     108,981         840           -        (1,025)     108,949

Common stock issued in connection with
   contribution agreement with
   Comsat (see Note 10)                      5,337       53      56,486                                             56,539
Exercise of stock options                        6        1          34                                                 35
Income tax benefit of stock option
   transactions                                                      20                                                 20
Accretion of redeemable common stock                                                                     (641)        (641)
Net income                                                                                              4,902        4,902
                                            ------     ----    --------    --------        -----     --------     --------
BALANCES, December 31, 1995                 20,669      207     165,521         840            -        3,236      169,804

Issuance of common stock and
   warrants in connection with
   the acquisition of SpectraVision          8,250       82      57,627      24,353                                 82,062
Exercise of stock options and
   warrants                                  1,298       13      12,319        (840)                                11,492
Income tax benefit of stock option
   transactions                                                     143                                                143
Dividends                                                                     7,097                   (17,751)     (10,654)
Accretion of redeemable common stock                                                                     (483)        (483)
Conversion of redeemable common stock        1,166       11      12,156                                             12,167
Cancellation of common stock issued
   and additional contribution
   of assets by Comsat (see Note 10)        (1,336)     (13)      1,398                                              1,385
Translation adjustments                                                                     (260)                     (260)
Net loss                                                                                              (14,739)     (14,739)
                                            ------     ----    --------    --------        -----     --------     --------
BALANCES, December 31, 1996                 30,047     $300    $249,164     $31,450        $(260)    $(29,737)    $250,917
                                            ======     ====    ========    ========        =====     ========     ========

See notes to consolidated financial statements

ON COMMAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                          1996            1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $(14,739)       $  4,902        $  3,456
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         53,280          28,737          17,534
    Deferred income taxes, net                                                               195           4,506            (383)
    Loss on disposal of fixed assets                                                          64             232               -
    Changes in assets and liabilities net of effects from acquired operations:
      Accounts receivable                                                                   (962)          3,959          (2,711)
      Accounts receivable from stockholder                                                     -           4,500          (3,100)
      Other current assets                                                                (1,024)           (499)           (192)
      Accounts payable                                                                    (5,542)         (3,235)            482
      Accounts payable to stockholder                                                       (185)         (2,900)          4,000
      Accrued compensation                                                                 1,950            (355)            838
      Other accrued liabilities                                                           (2,771)            159           1,054
      Income taxes payable                                                                 4,282           1,746          (1,120)
      Other taxes payable                                                                  8,807               -               -
      Deferred revenue                                                                      (571)           (378)            193
                                                                                        --------        --------        --------
        Net cash provided by operating activities                                         42,784          41,374          20,051
                                                                                        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in acquisition of SpectraVision                                           (9,572)              -               -
  Capital expenditures                                                                   (70,545)        (63,693)        (64,110)
  Proceeds from sale of property and equipment                                                46               -               -
  Other assets                                                                              (434)              -               -
                                                                                        --------        --------        --------
        Net cash used in investing activities                                            (80,505)        (63,693)        (64,110)
                                                                                        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholders' notes payable                                               22,526          15,734               -
  Proceeds from revolving credit facility                                                 97,625               -               -
  Payment of SpectraVision debt                                                          (40,000)              -               -
  Principal payments on stockholders' notes payable                                      (38,468)           (817)           (817)
  Proceeds from issuance of common stock                                                   2,587              35          38,102
  Collection of note receivable from stockholder                                               -               -          10,000
  Dividends paid                                                                          (1,749)              -               -
                                                                                        --------        --------        --------
        Net cash provided by financing activities                                         42,521          14,952          47,285
                                                                                        --------        --------        --------
  Effect of exchange rate changes on cash                                                    (23)              -               -
                                                                                        --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,777          (7,367)          3,226
CASH AND CASH EQUIVALENTS, Beginning of year                                                 956           8,323           5,097
                                                                                        --------        --------        --------
CASH AND CASH EQUIVALENTS, End of year                                                  $  5,733        $    956        $  8,323
                                                                                        ========        ========        ========

SUPPLEMENTAL INFORMATION:
  Cash paid for income taxes                                                            $      -        $  1,426        $  3,762
                                                                                        ========        ========        ========
  Cash paid for interest                                                                $  2,702        $    413        $    256
                                                                                        ========        ========        ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net assets acquired from contribution agreement with Comsat                           $  1,385        $ 56,539        $      -
                                                                                        ========        ========        ========
  Common stock issued for note receivable                                               $  8,905        $      -        $      -
                                                                                        ========        ========        ========
  Dividends paid through issuance of note and common stock warrants                     $ 16,002        $      -        $      -
                                                                                        ========        ========        ========
  Acquisition of SpectraVision:
    Fair value of assets acquired (including intangibles of $92,636)                    $158,916        $      -        $      -
    Liabilities assumed                                                                  (67,282)              -               -
    Acquisition costs paid                                                                (5,829)              -               -
    Net cash paid                                                                         (3,743)              -               -
                                                                                        --------        --------        --------
    Common stock and warrants issued                                                    $ 82,062        $      -        $      -
                                                                                        ========        ========        ========

See notes to consolidated financial statements.

ON COMMAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.       BASIS  OF  PRESENTATION

         On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly-owned subsidiary of OCC, and (ii) the acquisition (the "Acquisition") of Spectradyne, Inc., a wholly-owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition, Spectradyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent is a majority-owned subsidiary of Comsat Corporation ("Comsat"). Effective October 8, 1996, the Merger and Acquisition were consummated. The Merger has been accounted for using the historical book value of the assets, liabilities and stockholders' equity acquired from OCV in a manner similar to a pooling of interests and the Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from Oldco. Accordingly, the consolidated financial statements of the Company include the historical statements of financial position and the results of operations and cash flows of OCV as well as the acquired operations of SpectraVision subsequent to the date of acquisition.
         Per share amounts and number of shares have been restated to reflect the 2.84 shares of OCC common stock received for every share of OCV common stock previously held. Prior to the Merger and Acquisition, OCC had no significant operations. (See Note 3 for additional discussion of the business combination.)

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Organization and Nature of Business - The Company designs, develops, manufactures and installs proprietary video systems. OCV's video system is a patented video selection and distribution system that allows hotel guests to select motion pictures on computer-controlled television sets located in their hotel rooms at any time. The Company also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services under long-term contracts to hotels and businesses. The Company has operating subsidiaries in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand and Australia. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments, with insignificant interest rate risk, acquired with an original maturity of less than three months to be cash equivalents. Cash equivalents, consisting primarily of municipal obligations, money market funds, certificates of deposit and bank savings accounts, are stated at amortized cost which approximates market.

         VIDEO SYSTEMS, PROPERTY AND EQUIPMENT - Video systems and property and equipment are stated at cost less accumulated depreciation and amortization. Installed video systems consist of equipment and related costs of installation at hotel locations. Construction in progress consists of purchased and manufactured parts of partially constructed video systems. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives, generally three to twenty years, or lease terms.

         Effective October 1, 1994, the Company changed the estimated useful life of certain installed video systems costs from five years to the term of the contract, generally five to seven years. The effect in 1994 from this change in estimate was to increase net income and net income per common and equivalent share by approximately $420,000 and $.03, respectively.

         OTHER ASSETS - Other assets consist primarily of payments made to customers as inducements for them to enter into contracts with the Company for the installation of pay-per-view video systems. These assets are amortized on a straight-line basis over the term of the contracts, five to seven years. Additionally, other assets include an investment of $1,265,000 in MagiNet Corporation accounted for at cost, as well as approximately $2,000,000 at December 31, 1996 for technology acquired in the SpectraVision Acquisition (amortized on a straight-line basis over five years).

         GOODWILL - Goodwill resulted from the SpectraVision Acquisition, as described in Note 3, and represents the excess of the aggregate purchase price over the fair value of net assets acquired. The goodwill is being amortized over 20 years using the straight-line method. Amortization expense for 1996 was $1,133,000.

         EVALUATION OF LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of January 1, 1996 and December 31, 1996, management believes that there was not any impairment of the Company's long-lived assets or other identifiable intangibles.

         REVENUE RECOGNITION - The Company installs pay-per-view video systems in hotels, generally under five- to seven-year agreements, whereby it recognizes revenues at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by the Company, which is recognized upon completion of the installation. Revenues from video management services and royalties are recognized when earned.

         STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

         NET INCOME (LOSS) PER SHARE - Net income per share is based on the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include redeemable common stock and common stock options and warrants. Net loss per share is calculated by dividing net loss applicable to nonredeemable common stock by the weighted average number of common shares outstanding as including common stock equivalents would be antidilutive.

         INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to account for income taxes.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of the revolving credit facility approximates its carrying amount based on the current rate offered to the Company for debt of the same remaining maturities. It is not practicable to determine the fair value of notes payable to stockholder due to the related party relationship.

         FOREIGN CURRENCY TRANSLATION - For translation of its international currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of the international subsidiaries are translated at the rate of exchange in effect at period end. Results of operations are translated at the approximate rate of exchange in effect during the period. The translation adjustment is shown as a separate component of stockholders' equity. Balances of international subsidiaries denominated in currencies other than the functional currency are restated at the rate of exchange at year end and any resulting gains or losses are included in the results of operations.

         CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems, property and equipment and intangible assets, including goodwill, reducing construction in progress to its net realizable value and the amounts of certain accrued liabilities.

         The Company participates in the highly competitive in-room entertainment industry and believes that changes in any of the following areas could have a material adverse affect on the Company's future financial position or results of operations: decline in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more of the major hotel chain customers; ability to obtain additional capital to finance capital expenditures; disruption of satellite service; ability to retain senior management and key employees; and risks of technological obsolescence.

         RECENTLY ISSUED ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share. This Statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt this Statement in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The Company has not yet determined the impact of adopting this Statement on its reported net income (loss) per share.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or total stockholders' equity.

3.       BUSINESS COMBINATION

         Effective October 8, 1996 (the "Closing Date"), the Company consummated the Acquisition of the assets and properties (including, but not limited to, copyrights, patents, personal property, real property, equipment and records) and certain liabilities of Oldco. The Acquisition was consummated pursuant to an acquisition agreement dated August 13, 1996, among Ascent, OCC, Oldco and the other parties named therein (the "Acquisition Agreement"). Pursuant to the

         Acquisition Agreement, OCC acquired all of the outstanding capital stock of SpectraVision, the primary operating subsidiary of Oldco, together with certain other assets of Oldco and its affiliates. Immediately prior to the Closing Date, OCV was merged into a subsidiary of OCC and became a wholly-owned subsidiary of OCC pursuant to an agreement and plan of merger (the "Merger Agreement") by and among OCC, OCV and On Command Merger Corporation dated August 13, 1996. The Acquisition Agreement and the Merger Agreement were entered into to effect the terms of the Agreement dated April 19, 1996 entered into among Ascent, OCV and the other parties named therein and to effectuate the transaction contemplated thereby. In accordance with Emerging Issues Task Force Issue No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination," the fair value of the Acquisition was determined as of April 19, 1996 based on an independent appraisal of the net assets acquired.

         As of the Closing Date, the stockholders of OCV received 21,750,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the net assets and properties of SpectraVision by OCC, OCC paid $4 million in cash and issued 8,041,618 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. Of these, 196,382 shares of reserved stock were subsequently distributed to the Oldco bankruptcy estate for the benefit of Oldco's creditors with the remaining 12,000 shares distributed to the OCV stockholders. Ascent owned approximately 57.2% of the outstanding common stock of OCC at December 31, 1996.

         In connection with the Acquisition and Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per share of OCC common stock. Series A warrants to purchase on a cashless basis an aggregate of 1,425,000 shares of OCC common stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,124,325 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the Oldco bankruptcy estate for distribution to creditors; and $4,000,000 in cash was paid and Series C warrants were issued to OCC's investment advisor to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions. The fair value of the Series A warrants has been recognized as a dividend to the former OCV stockholders while the fair value of Series B and Series C warrants has been accounted for as a cost of the Acquisition. Subsequent to the Acquisition, OCC's investment advisor obtained a seat on the Company's Board of Directors.

         The Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $66 million and $67 million, respectively. In addition, $2 million of the purchase price was allocated to purchased technology. The balance of the purchase price, $90.6 million, was recorded as goodwill and is being amortized over twenty years on a straight-line basis. The accompanying financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

         The reported results of operations of the Company for the year ended December 31, 1996 includes the operating results of SpectraVision since the date of the Acquisition. Unaudited pro forma results of operations as if the Acquisition had occurred at the beginning of fiscal year 1995 and 1996 are as follows (in thousands except per share amounts):

                                                            1996            1995
         Total revenues                                  $232,817        $226,045
         Net loss                                        $(25,683)       $(17,504)
         Net loss per common and equivalent share        $  (0.83)       $  (0.62)

         The pro forma combination of the companies is for presentation purposes only and is not necessarily indicative of the actual results of operations had the Acquisition occurred on the above dates.

4.       VIDEO SYSTEMS

         Video systems at December 31 consist of the following (in thousands):

                                                            1996            1995
         Installed video systems                         $320,294        $210,335
         Construction in progress                          29,768          31,805
                                                         --------        --------
                                                          350,062         242,140
         Accumulated depreciation                         (99,462)        (53,230)
                                                         --------        --------
         Video systems, net                              $250,600        $188,910
                                                         ========        ========

5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consist of the following (in thousands):

                                                            1996            1995
         Land                                            $  2,000        $      -
         Buildings and leasehold improvements               2,372             319
         Furniture, fixtures, machinery and equipment      10,061           4,362
                                                         --------        --------
                                                           14,433           4,681
         Accumulated depreciation and amortization         (3,396)         (1,710)
                                                         --------        --------
         Property and equipment, net                     $ 11,037        $  2,971
                                                         ========        ========

6.    NOTES  PAYABLE

      Notes payable at December 31 consists of the following (in thousands):

                                                              1986         1985
      Revolving credit facility                             $ 98,000     $   --
      Stockholders' notes payable - Ascent                      --         15,734
      Stockholders' notes payable - Other stockholders          --            208
                                                            --------     --------
                                                              98,000       15,942
      Less current portion                                   (48,000)     (15,942)
                                                            --------     --------
      Long-term (due in 2001)                               $ 50,000     $   --
                                                            ========     ========

      In conjunction with the SpectraVision Acquisition, the Company obtained a $125 million credit facility with a bank (the "Credit Facility"), dated as of October 8, 1996. The Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive facility; provided, however, that any amounts borrowed under the five-year facility will reduce the amount available under the 364-day facility. At December 31, 1996, $50,000,000 was outstanding as a long-term revolving loan and is repayable in 2001, while $48,000,000 is considered a short-term borrowing. Revolving loans extended under the Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.625% depending on certain operating ratios of the Company. At December 31, 1996, the weighted average interest rate on the Credit Facility was 6.17%. The Credit Facility limits the Company's ability to incur indebtedness or pay dividends, but does not preclude the Company from paying cash dividends on its common stock. The Credit Facility contains customary covenants, including, among other things, compliance by the Company with certain financial covenants. The Company was in compliance with such covenants at December 31, 1996. (See additional discussion in Note 14).

      In 1995, the Company entered into a promissory note agreement with Ascent which was payable upon demand. Interest on principal up to $12,500,000 bore interest at the prime rate, and principal in excess of $12,500,000 bore interest at the prime rate plus 0.5% per annum. In 1990 and 1991, the Company entered into promissory note agreements, which bore interest at 14% per annum, with certain of its stockholders. The amounts outstanding under these agreements were repaid in 1996, using proceeds from the Credit Facility.

      As a consolidated subsidiary of Ascent, and in turn, COMSAT, the Company is subject to restrictions on its debt structure as a result of Federal Communications Commission regulations applicable to COMSAT (see Note 10).

7.    COMMITMENTS

      Operating Leases

      The Company leases its principal facilities from a stockholder under a noncancelable operating lease which expires in December 2003. In addition to lease payments, the Company is responsible for taxes, insurance and maintenance of the leased premises. The Company also leases certain other office space and equipment. These operating leases expire at dates ranging from 1997 to 2000.

      Rental payments to a related party were approximately $538,000 in each of the years ended December 31, 1996, 1995 and 1994. Rental expense under all operating leases was approximately $3,892,000, $616,000 and $572,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Future minimum annual payments under noncancelable operating leases at December 31, 1996 are as follows (in thousands):

      1997                                                      $13,285
      1998                                                       12,204
      1999                                                       11,541
      2000                                                        6,328
      2001                                                        1,327
      Thereafter                                                  2,775
                                                                -------
      Total                                                     $47,460
                                                                =======

      Purchase Commitments

      Noncancelable commitments for the purchase of video systems and office equipment amounted to approximately $6,500,000 at December 31, 1996.

8.    STOCKHOLDERS' EQUITY

      Common Stock Subscribed

      As of December 31, 1996, there were approximately 960,000 shares of common stock and related warrants that had not been issued as certain of the former OCV and SpectraVision shareholders had not yet tendered their shares in connection with the Merger and Acquisition. Such shares are considered to be subscribed common stock at December 31, 1996 and have been included in the earnings per share computations.

      Dividends

      In August 1996, OCV declared a dividend equal to the proceeds from the exercise of the Hilton Warrants (see Note 10) to be paid to stockholders of record as of September 18, 1996. The dividend was contingent upon the exercise of Hilton Warrants. Accordingly, on October 7, 1996, when Hilton exercised its warrants, a dividend was distributed to the OCV stockholders through the assignment to Ascent of the $8.9 million promissory note received from Hilton and cash of $1.8 million was paid to the minority stockholders.

      As stated in Note 3, the fair value of the Series A warrants issued to the former OCV stockholders has been recorded as a dividend in 1996.

      Stock Option Plan

      The Company adopted a stock option plan (the 1996 Plan), expiring in 2006, under which employees may be granted incentive or nonstatutory stock options for the purchase of common stock of the Company. In addition, restricted stock purchases, performance awards, dividend equivalents, stock payment or appreciation rights or deferred stock may be granted under the plan. A total of 3,000,000 shares were reserved for the plan.

      The exercise price is set by the Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 5% quarterly thereafter. Unvested options are canceled upon termination of employment.

      Under employment agreements with certain officers, 1,426,874 options were granted with a three-year vesting period. The shares become exercisable as follows: 25% one year from date of grant, 25% after two years and 50% after three years.

      Upon the merger of OCV with a wholly-owned subsidiary of OCC, outstanding options under OCV's stock option plan were assumed by OCC. The number and price of the assumed options was adjusted by the exchange ratio of
      2.84 to reflect the equivalent OCC per share value (see Note 1). These options retained their original terms and are exercisable in installments of 20% one year from the date of grant and 1.67% per month thereafter. The following table reflects the adjusted option activity for 1994, 1995 and 1996:

                                                                                   OPTIONS OUTSTANDING
                                                                                --------------------------
                                                                  OPTIONS                     WEIGHTED
                                                                 AVAILABLE       NUMBER        AVERAGE
                                                                 FOR GRANT      OF SHARES   EXERCISE PRICE
      Balances, January 1, 1994                                    311,832        584,901       $ 5.76

      Granted                                                      (56,800)        56,800        11.44
      Exercised                                                       --         (173,141)        3.48
      Canceled                                                       8,761         (8,761)        7.04
                                                                ----------      ---------
      Balances, December 31, 1994 (191,892 exercisable
        at a weighted-average price of $6.42)                      263,793        459,799         7.29

      Exercised                                                       --           (6,390)        5.52
                                                                ----------      ---------
      Balances, December 31, 1995 (280,500 exercisable
        at a weighted-average price of $6.72)                      263,793        453,409         7.31

      Additional shares authorized                               2,288,478           --             --
      Granted (weighted-average fair value of $7.33)            (1,781,074)     1,781,074        15.60
      Exercised                                                       --          (52,918)        4.62
                                                                ----------      ---------
      Balances, December 31, 1996                                  771,197      2,181,565       $14.14
                                                                ==========      =========

Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                               -------------------------     -------------------------
                                Weighted
                                 Average        Weighted                      Weighted
   Range of                     Remaining       Average                       Average
   Exercise         Number     Contractual      Exercise        Number        Exercise
    Prices       Outstanding   Life (years)      Price        Exercisable      Price
$ 2.64 -  4.72      99,829         4.9          $ 4.62           96,989         $ 4.62
$ 5.92 -  8.80     243,862         6.2          $ 8.04          185,169         $ 7.98
$11.44 - 16.40   1,837,874         9.9          $15.47           32,187         $11.44
                 ---------                                      -------
                 2,181,565         9.3          $14.14          314,345         $ 7.30
                 =========                                      =======

As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: expected life, 5.2 years; stock volatility, 43%; risk free interest rates, 6%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss applicable to nonredeemable common stock would have been $16,056,000 ($0.71 per share) in 1996. As no awards were granted in 1995, pro forma net loss applicable to nonredeemable common stock and net loss per share amounts do not differ from the reported amounts in 1995. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Warrants

In 1991, the Company issued warrants to two stockholders to purchase 79,418 shares of common stock at $7.08 per share. The warrants were exercised in 1996 (see additional discussion regarding other warrants at Notes 3 and 10).

      Shares Reserved for Future Issuance

      Common stock reserved for future issuance at December 31, 1996 are as follows:

                Option plan             2,952,762
                Warrants                7,500,000
                                       ----------
                Total                  10,452,762
                                       ==========

9.    INCOME  TAXES

      As a result of the Contribution Agreement discussed in Note 10, on August 1, 1995 Comsat's ownership in the Company exceeded 80% and the Company became a member of Comsat's consolidated tax group for income tax purposes. However, as a result of the exercise of the Hilton Warrants on October 7, 1996 (see Note 10), Comsat's ownership in the Company fell below 80% and, accordingly, the Company dropped out of Comsat's consolidated tax group. The Company has prepared its 1995 and 1996 income tax provisions based on inclusion in Comsat's consolidated returns for the respective periods. However, the provision as calculated would approximate the provision if prepared on a separate return basis. The current and deferred tax expense represent the Company's separately computed tax liability.

      In connection with the SpectraVision Acquisition, the Company has until July 15, 1997 to determine whether it will elect under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase of assets for tax purposes. The computation of deferred taxes has been made on the assumption that the Company will make this election. However, management will continue to evaluate the alternative tax treatment for the Acquisition and may choose to treat it as a taxable stock purchase whereby the Company would assume carryover basis in SpectraVision's assets, including net operating losses.

      The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                1996            1995            1994
        Current:
          Federal              $(776)         $ (714)          $2,525
          State                  257              48              171
          Foreign                498              -                -
                               -----          ------           ------
                                 (21)           (666)           2,696
        Deferred:
          Federal                354           3,572             (508)
          State                 (159)            391              125
                               -----          ------           ------
                                 195           3,963             (383)
                               -----          ------           ------
        Total                  $ 174          $3,297           $2,313
                               =====          ======           ======

The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to income (loss) before income taxes for the years ended December 31 as follows (in thousands):

                                                1996       1995       1994
Tax computed at federal statutory rate        $(5,097)    $2,870     $2,019
State taxes net of federal benefit               (580)       439        296
Other                                              20        (12)        (2)
Foreign                                           498        -          -
Valuation allowance                             5,333        -          -
                                              -------     ------     ------
Provision for income taxes                    $   174     $3,297     $2,313
                                              -------     ------     ------

Income (loss) before income taxes for the years ended December 31 consists of the following (in thousands):

                                                1996       1995       1994
Domestic                                      $(14,387)   $8,199     $5,769
Foreign                                           (178)      -          -
                                              --------    ------     ------
Total                                         $(14,565)   $8,199     $5,769
                                              ========    ======     ======

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at December 31 consist of the following (in thousands):

                                                1996       1995
Deferred tax assets:
   Tax net operating loss and credit
      carryforwards                          $  4,991    $ 1,856
   Accruals not recognized for
      tax purposes                              5,536        839
   Deferred revenue                                72        322
   Other                                          646        120
   Tax basis in excess of book basis
      (338 election)                           52,397        -
   Valuation allowance                        (56,885)       -
                                              -------    -------
Total deferred tax assets                       6,757      3,137

Deferred tax liabilities:
   Depreciation and amortization               (6,860)    (2,233)
   Other                                         (162)       -
                                              -------    -------
Total deferred tax liabilities                 (7,022)    (2,233)
                                              -------    -------
Net deferred tax asset (liability)            $  (265)   $   904
                                              =======    =======

The Company has placed a valuation allowance of $56,885,000 at December 31, 1996 (none at December 31, 1995) against its otherwise recognizable net deferred tax assets due to the uncertainty surrounding the realizability of these benefits in future tax returns.

      The Company has federal net operating loss carryforwards of approximately $6,100,000, which expire beginning in 2012. In addition, the Company has state net operating loss carryforwards of approximately $15,000,000 which expire beginning in 2000 and may be subject to limitation in the event of certain defined changes in stock ownership. Alternative minimum tax credit carryforwards of approximately $1,700,000 and $250,000 are available to offset future regular federal and state tax liabilities, respectively. State research and development tax credit carryforwards of approximately $165,000 are available to offset future liabilities.

10.   RELATED PARTY TRANSACTIONS

      ASCENT/COMSAT

      On August 1, 1995, the Company entered into a Contribution Agreement with Ascent, whereby the Company acquired various assets and liabilities (primarily installed video systems and related construction in progress, accounts receivable, deferred income taxes and other assets) from Ascent with a net book value of approximately $56,539,000 in exchange for approximately 5,337,000 shares of common stock of the Company. During 1996, in connection with the aforementioned Contribution Agreement, Ascent contributed additional assets and liabilities with a net book value of $1,385,000 to the Company. Both of these transfers of net assets and shares between companies under common control have been accounted for at historical cost.

      The Company sold video systems and provided video management services to Ascent totaling approximately $18,900,000 and $28,100,000 which accounted for 18% and 34% of total revenues in 1995 and 1994, respectively (none in 1996). The Company had approximately $21,000 and $206,000 in payables to Ascent at December 31, 1996 and 1995. The Company had approximately $645,000 and $312,000 in payables to Comsat at December 31, 1996 and 1995. Marketing, general and administrative expenses in the accompanying financial statements are net of $732,000 and $1,316,000 in 1995 and 1994, respectively, paid by Ascent based on a percentage of video system sales to Ascent (none in 1996). Research and development expenses in the accompanying financial statements are net of $436,000 and $742,000 in 1995 and 1994, respectively, paid by Ascent based on a percentage of video system sales to Ascent (none in 1996).

      During 1996, the Company and Ascent entered into a Corporate Agreement, pursuant to which the Company has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the Company's Credit Facility (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $100 million in the aggregate; provided that not more than $50 million of such indebtedness may constitute long-term debt. In addition, pursuant to an agreement between Ascent and Comsat (the "Comsat Agreement"), Ascent has agreed not to incur any indebtedness, other than under Ascent's existing credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business, which together shall not exceed $236 million in the aggregate, without Comsat's consent. (See additional discussion in Note 14.)

      Effective October 8, 1996, the Company entered into an "Intercompany Management Services Agreement" with Ascent under which Ascent will provide certain management services to OCC through December 31, 1999. Services to be provided include insurance administration, coordination and advisory services regarding corporate financing, employee benefits administration, public relations, and various other general corporate functions. Fees for management services are $100,000 per month. The Company paid in cash a total of $100,000 in management service fees to Ascent in 1996.

      Finally, on October 18, 1996, Comsat announced that it intends to divest its 80.67% ownership interest in Ascent through a sale, spin-off or other transaction.

      In July 1993, pursuant to a stock purchase agreement with Hilton, the Company sold 1,165,993 shares of redeemable common stock at $8.80 per share. The stock purchase agreement provided that, until May 1998 or until the Company became a publicly traded entity, the stockholder may elect to sell the shares back to the Company upon the earlier of (i) June 1, 1995 or (ii) the date the stockholder determines that ownership of such shares may directly or indirectly jeopardize its ability to retain material licenses in connection with its business. The put price is equal to the original purchase price plus interest from the date the shares were initially purchased, at an interest rate equal to the average of the one-year U.S. Treasury Bill rate compounded annually. Accordingly, the Company has accreted the value assigned to the redeemable common stock for the increasing put price. Upon consummation of the SpectraVision Acquisition, the Company became publicly traded; therefore, the redemption feature expired. Accordingly, the carrying value of the redeemable common stock was reclassified to permanent equity.

      In July 1993, in connection with the signing of a contract to provide services, the Company issued Hilton warrants (the "Hilton Warrants") to purchase 1,165,993 shares of common stock at $9.68 per share through May 1996, increasing to $10.65 per share in June 1996 and $11.72 per share in June 1997, subject to anti-dilution. The original value ascribed to the Hilton Warrants of $840,000 is included in other assets and is being amortized over the estimated period of benefit of seven years. Amortization expense was $120,000 in 1996, 1995 and 1994.

      In August 1996, OCV, Ascent and Hilton entered into a letter of agreement (the "Letter Agreement") providing for the cancellation of approximately 1,336,000 shares of OCV common stock issued to Ascent pursuant to the Contribution Agreement discussed above. The Letter Agreement also provided for an extension of the effective date of the increase in the exercise price of the Hilton Warrants from June 1, 1996 to 90 days after the closing of the Acquisition of SpectraVision. On October 7, 1996, Hilton exercised its warrants and the Company received proceeds of $1.8 million in cash and $8.9 million in the form of a promissory note.

      The Letter Agreement also provided Hilton the right to put to Ascent all, but not less than all, of the shares acquired from exercise of the Hilton Warrants and still held by Hilton on the date 90 days after the closing of the SpectraVision Acquisition at the same exercise price at which Hilton exercised its warrants. On January 5, 1997, this put right expired unexercised.

      The Company earned revenues of approximately $18,900,000, $15,000,000 and $12,400,000, which accounted for 13%, 15% and 15%, of total revenues in 1996, 1995 and 1994, respectively, from Hilton and its affiliates. Accounts receivable from Hilton and its affiliates at December 31, 1996 was approximately $1.7 million.

      MAGINET CORPORATION

      The Company also earned video system sales of approximately $4,420,000 and $3,000,000 and movie revenues of approximately $524,000 and $362,000 in 1996 and 1995 from MagiNet Corporation which is a related party by virtue of the Company's preferred stock investment in this company. Accounts receivable from MagiNet at December 31, 1996 was approximately $1 million.

      Interest expense to related parties was approximately $1,800,000, $400,000 and $200,000 in 1996, 1995 and 1994, respectively.

11.   CONCENTRATION OF CREDIT RISK

      The Company generates the majority of its revenues from the guest usage of proprietary video systems located in various hotels primarily throughout the United States, Canada, Mexico and the Far East. The Company performs periodic credit evaluations of its installed hotel locations and generally requires no collateral. While the Company does maintain allowances for potential credit losses, actual bad debt losses have not been significant. The Company invests its cash in high-credit quality institutions. These instruments are short-term in nature and, therefore, bear minimal risk.

      Marriott Corporation and its affiliates accounted for 25%, 35% and 29% of revenues in 1996, 1995 and 1994, respectively, while a second customer accounted for 14% of revenues in 1996. No customers other than Ascent and Hilton, as described in Note 10 to the Notes to Financial Statements accounted for more than 10% of revenues during 1996, 1995 or 1994.



12.   EMPLOYEE BENEFIT PLAN

      Qualified employees are eligible to participate in the Company's 401(k) tax-deferred savings plan. Participants may contribute up to 20% of their eligible earnings (to a maximum of approximately $9,000 per year) to this plan, for which the Company, at the discretion of the Board or Directors, may make matching contributions. Contributions made by the Company were approximately $1,014,000, $351,000 and $227,000 in 1996,
      1995 and 1994, respectively.

13.   LEGAL  MATTERS

      In 1995, the Company recorded a charge of $1,540,000 related to the settlement with a former employee who alleged wrongful termination and breach of contract.

      In 1995, the Company filed suit against a competitor alleging patent infringement and seeking unspecified damages. In 1996, the competitor filed a countersuit against the Company alleging patent infringement and seeking unspecified damages. The Company intends to contest the countersuit vigorously and believes the claim is without merit and will not result in a material adverse effect to the Company's financial position or results of operations or cash flows.

14.   SUBSEQUENT  EVENTS

      On January 11, 1997, SpectraVision experienced an interruption in service caused by the loss of communication with a satellite used to deliver pay-per-view programming to 950 of OCC's approximately 3,100 hotels. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. By February 9, 1997, OCC was able to obtain alternate satellite service and had restored full service to all the hotels affected. The Company believes the loss of service will result in approximately $4,000,000 of decreased revenues and incremental expenses in the first quarter of 1997.

      On March 21, 1997, COMSAT consented to increase the limitation on aggregate consolidated indebtedness which Ascent may incur pursuant to the COMSAT Agreement to $270.0 million for the remainder of 1997; provided that (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's proposed tax-free distribution of its interest in Ascent to COMSAT stockholders. In connection with COMSAT's consent under the COMSAT Agreement, Ascent consented under the OCC Corporate Agreement to increase OCC's limitation on indebtedness to a total of not more than $116 million by June 30, 1997 and not more than $130 million by December 31, 1997; provided, however that (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in the OCC's existing $150 million credit facility, with any amendments to such covenants subject to the written consent of Ascent.


      On March 23, 1997 OCC entered into an amendment to the Credit Facility (the "OCC Amendment"). Under the OCC Amendment, the amount available under the OCC Credit Facility was increased from $125 million to $150 million, and certain other terms were amended to clarify such terms.


                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

       Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the On Command Corporation 1997 Annual Meeting of Stockholders - Notice and Proxy Statement - (the "Proxy Statement") (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1996) which meeting involves election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

       Information required by this Item 11 is hereby incorporated by reference to the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this Item 12 is hereby incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 13 is hereby incorporated by reference to the Company's Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of On Command Corporation are included in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

         Notes to the Consolidated Financial Statements

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedule of On Command Corporation is included:

         Schedule II -- Valuation Accounts

         Information required by the other schedules has been presented in the Notes to the Consolidated Financial Statement or such schedule is not applicable and, therefore, has been omitted.

(A)(3) EXHIBITS AND REPORTS ON FORM 8-K
          (A) EXHIBIT


EXHIBIT NO.                     DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of August 13, 1996, which is incorporated by reference to Amendment to No.3 to Form S-4 ("Form S-4), by and among On Command Corporation, On Command Merger Corporation, and On Command Video Corporation

 2.2 Acquisition Agreement, dated as of August 13, 1996, which is incorporated by reference to Form S-4, by and among On Command Corporation, Ascent Entertainment Group, Inc., the Official Creditors' Committee for Spectra Vision, Inc. and certain of its subsidiaries, Spectra Vision, Inc., Spectradyne, Inc. and the other Debtors named therein

 3.1 Certificate of Amended and Restated Certificate of Incorporation of On Command Corporation, which is incorporated by reference to Form S-4

 3.2 Form of Certificate of Merger of On Command Merger Corporation with and into On Command Video Corporation, which is incorporated by reference to Form S-4

 3.3 Bylaws of On Command Corporation, which is incorporated by reference to Form S-4

 4.1 Registration Rights Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Form S-4

 4.2 Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Form S-4

10.1 Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video Corporation (confidential treatment granted), which is incorporated by reference to Form S-4, (Incorporated by reference to Exhibit 10.6 of the Registration statement on form S-1 (File No. 33-98502) of Ascent Entertainment Group, Inc.)

10.2 Amended and Restated Spectra Vision and Interactive Services National Agreement, by and between Hyatt Corporation and Spectradyne, Inc., which is incorporated by reference to Form S-4, (confidential treatment granted)

10.3 Amended and Restated SpectraMax National Agreement, dated August 31, 1993, by and between Hyatt Corporation and Spectradyne, Inc., which is incorporated by reference to Form S-4, (confidential treatment granted)

10.4 Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels Corporation and On Command Video Corporation, which is incorporated by reference to Form S-4 (confidential treatment granted)

10.5 EDS Agreement, dated August 5, 1996, among Electronic Data Systems Corporation, EDS Technical Products Corporation, Ascent Entertainment Group, Inc. and On Command Video Corporation, which is incorporated by reference to Form S-4

10.6*   Form of Employment Agreement between On Command Corporation and Robert
          Kavner, which is incorporated by reference to Form S-4

10.7 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the Lender named therein and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the year ended December 31, 1996 of Ascent Entertainment Group, Inc. (Commission File No. 0-27192).

10.7(a) First Amendment to Credit Agreement and related documents, dated March,
          1997, between NationsBank of Texas, N.A. and On Command Corporation. (Incorporated by reference to Exhibit 10.19(a) of the Annual Report on Form 10-K for the year ended December 31, 1996 at Ascent Entertainment Group, Inc. (Commission File No. 0-27192)).

10.8*   Form of Employment Agreement between On Command Corporation and Brian
          Steel, which is incorporated by reference to Form S-4

10.9*   Employment and Consulting Agreement, dated November 20, 1991, between
          Robert Snyder and On Command Video Corporation which is incorporated by reference to Form S-4

10.10 Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation

10.11 Sublease Agreement, dated January, 1997, between On Command Corporation and Hughes Network Systems, Inc.

10.12   Corporate Agreement dated as of October 8, 1996, between On Command
                Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1996 at Ascent Entertainment Group, Inc. (Commission File No. 0-27192)).
10.13*  1996 Key Employee Stock Plan
11.1    Statement regarding computation of per share earnings.
21.1    Subsidiaries of On Command Corporation.
23.1    Independent Auditors' Consent
27.1    Financial Data Schedule

*       Indicates compensatory plan or arrangement.

---------------

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

        Audited Financial Statements for the years ended December 31, 1995, 1994 and 1993 including:

        Independent Auditor's Report

        Consolidated Balance Sheets at December 31, 1995 and 1994

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

        Audited Financial Statements for the years ended December 31, 1995, 1994 and 1993 including:

         Report of Deloitte & Touche LLP

         Report of Ernst & Young LLP, Independent Auditors
         Balance Sheets at December 31, 1995 and 1994

         Statements of Income for the years ended December 31, 1995, 1994, and 1993

         Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993

         Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993 Notes to Financial Statements

         Unaudited Interim Financial Statements for the six months ended June 30, 1996 and 1995

         Condensed Balance Sheets at June 30, 1996 and December 31, 1995

         Condensed Statements of Income for the six months ended June 30, 1996 and 1995

         Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1995

         Notes to Condensed Financial Statements

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY SAN JOSE, STATE OF CALIFORNIA ON MARCH 31, 1997.

                                                        On Command Corporation

                                             By:   /s/ ROBERT M. KAVNER
                                                        Robert M. Kavner
                                                        Chief Executive Officer

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                          TITLE                                      DATE
---------                                          -----                                      ----
  /s/ ROBERT M. KAVNER                             President, Chief Executive Officer,        March 31, 1997
-------------------------------------
Robert M. Kavner                                   and Director
                                                   (Principal Executive Officer)

  /s/ BRIAN A. C. STEEL                            Executive Vice President,                  March 31,1997
-----------------------------------------
Brian A. C. Steel                                  Chief Financial Officer,
                                                   Chief Operating Officer, and
                                                   Director
                                                   (Principal Financial Officer)

  /s/ PAUL J. MILLEY                               Senior Vice President, Finance             March 31, 1997
-------------------------------------------
Paul J. Milley                                     (Principal Accounting Officer)


/s/ JAMES A. CRONIN,III                            Director                                   March 31, 1997
---------------------------------------
James A. Cronin, III


/s/ CHARLES LYONS                                  Chairman of the Board                      March 31, 1997
--------------------------------------
Charles Lyons


 /s/ GARY L. WILSON                                Director                                   March 31, 1997
-----------------------------------------
Gary L. Wilson


  /s/ WARREN Y. ZEGER                              Director                                   March 31, 1997
---------------------------------------
Warren Y. Zeger

                             ON COMMAND CORPORATION
                                  Schedule II

                               VALUATION ACCOUNTS

COL. A                                          COL. B            COL. C                             COL. D          COL. E

                                                                 Additions
                                                              --------------
                                              Balance at
                                             Beginning of      Acquired with    Charged to Costs                  Balance at
               Description                      Period        Spectra Vision      and Expenses      Deduction    End of Period
               -----------                   ------------     --------------    ----------------    ---------    -------------
From January 1, 1996 to December 31, 1996
  Deferred tax asset valuation allowance                        $52,397,000         $5,333,000       $845,000    $56,885,000
  Bad debt allowance                            100,000             100,000            450,000         21,000        629,000
  Tax receivable reserve



From January 1, 1995 to December 31, 1995
  Bad debt allowance                            100,000                --                 --             --      $   100,000



From January 1, 1994 to December 31, 1994
  Bad debt allowance                           $ 50,000         $      --              $50,000           --      $   100,000

Officers
Robert M. Kavner
President, Chief Executive Officer and Director

Brian A.C. Steel
Executive Vice President, Chief Financial Officer,
Chief Operating Officer and Director

Robert Snyder
Vice Chairman

Richard C. Fenwick, Jr.
Senior Vice President, Engineering

Ronald D. Lessack
Senior Vice President, Operations

Paul J. Milley
Senior Vice President, Finance

Jill E. Fishbein
General Counsel and Secretary, Senior Vice President,
Legal

Jean A. deVera
Vice President, National Accounts

Edward B. Neumann
Vice President, Finance

Richard A. Swift
Vice President, Sales

Directors
Charles Lyons, Chairman
President and Chief Executive Officer, Ascent
Entertainment Group, Inc.

Robert M. Kavner
President, Chief Executive Officer

Brian A.C. Steel
Executive Vice President, Chief Financial Officer,
Chief Operating Officer

James A. Cronin, III
Chief Operating Officer and Executive Vice President of Finance, Ascent Entertainment Group, Inc.

Gary L. Wilson
Co-chairman, Northwest Airlines, Inc.

Warran Y. Zeger
Vice President, General Counsel, Secretary,
Comsat Corporation

Robert Snyder
Vice Chairman

COMMON STOCK
The Company's common stock commenced trading on October 8, 1996, and is listed on the NASDAQ National Market under the symbol ONCO.

SERIES A COMMON STOCK PURCHASE WARRANTS
The Series A Warrants commenced trading on October 8, 1996, and are listed on the NASDAQ National Market under the ticker symbol ONCOW.

SERIES B COMMON STOCK PURCHASE WARRANTS
The Series B Warrants commenced trading on January 10, 1997, and are listed on the NASDAQ National Market under the ticker symbol ONCOZ.

FORM 10-K AND OTHER INVESTOR INFORMATION
A copy of our Form 10-K, filed with the Securities and Exchange Commission
(SEC), is included in this report. Additional copies are available upon request. To have your name placed on a mailing list for copies of press releases and periodic reports to the SEC, please call or fax our corporation headquarters.

AUDITORS
Deloitte & Touche LLP
60 S. Market Street, Suite 800
San Jose, California 95113

TRANSFER AGENT
Bank of New York
101 Barclay Street (22W)
New York, New York 10286

SHAREHOLDER SERVICES AGENT
If you have questions concerning your ownership or records, please write to On Command Corporation
        c/o The Bank of New York
        Church Street Station
        PO Box 11258
        New York, New York 10286-1258