Form 10-Q
period 1997-03-31
ON COMMAND CORP
filed 1997-05-14
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    Form 10Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
Commission File Number 00-21315

                             ON COMMAND CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           77-04535194
 --------------------------------                           -------------------
   (State or other jurisdiction                               (I.R.S. Employer
 of Incorporation or organization                           Identification No.)

            6331 SAN IGNACIO AVE., SAN JOSE, CALIFORNIA        95119
            -----------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                 (408 360-4500)
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                (not applicable)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

        The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997 was 29,196,800 shares.

                             ON COMMAND CORPORATION

                                    FORM 10Q
                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information
------------------------------
         Item 1 -- Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996..................     3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1997 and 1996....     4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1997 and 1996........     5

                  Notes to Condensed Consolidated Financial Statements..   6-8

         Item 2 -- Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................  9-13

Part II. Other Information
--------------------------

         Item 6 -- Exhibits and Reports on Form 8-K.....................    14

Signatures..............................................................    16
----------

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                       March 31,              December 31,
                                                                                          1997                    1996
                                                                                        --------                --------
                                                                                      (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents....................................................         $  3,900                $  5,733
  Accounts receivable, net.....................................................           25,225                  25,328
  Other current assets.........................................................            3,011                   3,718
  Deferred income taxes........................................................            1,593                   1,593
                                                                                        --------                --------
        Total current assets...................................................           33,729                  36,372

Video systems, net.............................................................          252,914                 250,600
Property and equipment, net....................................................           11,110                  11,037
Goodwill, net..................................................................           88,370                  89,503
Other assets, net..............................................................            8,366                   9,374
                                                                                        --------                --------
        Total assets...........................................................         $394,489                $396,886
                                                                                        ========                ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable,............................................................         $ 21,678                $ 16,844
  Accrued compensation.........................................................            5,205                   4,931
  Other accrued liabilities....................................................            5,615                   6,627
  Taxes payable................................................................           16,103                  15,777
  Deferred revenue.............................................................              148                     232
  Current portion of revolving credit facility.................................           53,000                  48,000
                                                                                        --------                --------
        Total current liabilities..............................................          101,749                  92,411

Other accrued liabilities......................................................            1,700                   1,700
Long-term portion of revolving credit facility.................................           50,000                  50,000
Deferred income taxes..........................................................            1,858                   1,858
                                                                                        --------                --------
        Total liabilities......................................................          155,307                 145,969
                                                                                        --------                --------

Stockholders' equity:
  Common stock $.01 par value; shares authorized -- 50,000 in 1997 and
    1996; shares issued and outstanding -- 29,197 in 1997 and 29,087 in 1996;
    shares subscribed -- 850 in 1997 and 960 in 1996...........................              300                     300
  Additional paid-in capital...................................................          249,164                 249,164
  Common stock warrants........................................................           31,450                  31,450
  Cumulative translation adjustments...........................................              (39)                   (260)
  Accumulated deficit..........................................................          (41,693)                (29,737)
                                                                                        --------                --------
        Total stockholders' equity.............................................          239,182                 250,917
                                                                                        --------                --------
Total liabilities and stockholders' equity.....................................         $394,489                $396,886
                                                                                        ========                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                      ------------------------------------
                                                                                          1997                    1996
                                                                                        --------                --------
Revenues:
  Movie revenues...............................................................         $ 49,963                $ 27,317
  Video system sales/other.....................................................            2,101                   3,224
                                                                                        --------                --------
        Total revenues.........................................................           52,064                  30,541
                                                                                        --------                --------
Direct costs:
  Movie revenues...............................................................           24,430                  11,244
  Video system sales/other.....................................................            1,066                   2,534
                                                                                        --------                --------
         Total direct costs....................................................           25,496                  13,778
                                                                                        --------                --------
Direct income..................................................................           26,568                  16,763

Operating expenses:
  Depreciation and amortization................................................           19,009                  10,047
  Operations...................................................................            9,854                   2,542
  Research and development.....................................................            1,614                     932
  Selling, general and administrative..........................................            6,190                   1,232
                                                                                        --------                --------
        Total operating expenses...............................................           36,667                  14,753
                                                                                        --------                --------
Operating income (loss)........................................................          (10,099)                  2,010

Interest expense, net..........................................................           (1,857)                   (419)
                                                                                        --------                --------
Income (loss) before income taxes..............................................          (11,956)                  1,591

Income tax expense.............................................................                -                    (673)
                                                                                        --------                --------

Net income (loss)..............................................................          (11,956)                    918

Redeemable common stock accretion..............................................                -                     160
                                                                                        --------                --------

Net income (loss) applicable to nonredeemable common stock.....................         $(11,956)               $    758
                                                                                        ========                ========

Net income (loss) per common and equivalent share..............................         $  (0.40)               $   0.03
                                                                                        ========                ========

Weighted-average number of common shares outstanding...........................          30,047                   22,050
                                                                                        ========                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Cash flows from operating activities:
  Net income (loss)                                       $(11,956)    $    918
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                         19,009       10,047
      Deferred income taxes, net                                --       (2,603)
      Loss on disposal of fixed assets                          92           --
      Changes in assets and liabilities:
        Accounts receivable, net                               (62)      (3,336)
        Other assets                                           799          477
        Accounts payable                                     5,386       (1,494)
        Accounts payable to stockholder                         --         (206)
        Accrued compensation                                   274       (1,726)
        Taxes payable                                          326          231
        Other accrued liabilities                           (1,098)       9,453
        Deferred revenue                                       (84)        (147)
                                                          --------     --------
          Net cash provided by operating activities         12,686       11,614
                                                          --------     --------
Cash flows from investing activities:
  Capital expenditures                                     (19,453)     (19,741)
  Other assets                                                 (20)          --
                                                          --------     --------
          Net cash used in investing activities            (19,473)     (19,741)
                                                          --------     --------
Cash flows from financing activities:
  Proceeds from revolving credit facility                    5,000           --
  Proceeds from stockholders' notes payable                     --        8,000
  Principal payments on stockholders' notes payable             --         (120)
  Proceeds from issuance of stock                               --           15
                                                          --------     --------
          Net cash provided by financing activities          5,000        7,895
                                                          --------     --------

Effect of exchange rate changes in cash                        (46)          --

Decrease in cash and cash equivalents                       (1,833)        (232)

Cash and cash equivalents, beginning of period               5,733          956
                                                          --------     --------
Cash and cash equivalents, end of period                  $  3,900     $    724
                                                          --------     --------
Supplemental information:
  Cash paid for income taxes                              $     82     $     71
                                                          ========     ========
  Cash paid for interest                                  $  1,603     $    126
                                                          ========     ========
  Accretion of redeemable common stock                    $     --     $    160
                                                          ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

1.           BASIS OF PRESENTATION

                  On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and (ii) the acquisition (the "Acquisition") of SpectraDyne, Inc., a wholly owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition, SpectraDyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent is a majority-owned subsidiary of COMSAT Corporation ("COMSAT").

                  Effective October 8, 1996, the Merger and Acquisition were consummated. The Merger has been accounted for using the historical book value of the assets, liabilities and stockholders' equity acquired from OCV in a manner similar to a pooling of interests and the Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from Oldco. Accordingly, the condensed consolidated financial statements of the Company include the historical statements of financial position at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 of OCV, as well as the acquired operations of SpectraVision subsequent to the date the Acquisition. Per share amounts and number of shares have been restated to reflect the 2.84 shares of OCC common stock received for every share of OCV common stock previously held. Prior to the Merger and Acquisition, OCC had no significant operations. (See Note 3 for additional discussion of the business combination.)

                  The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

                  Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation. Such reclassifications had no effect on net income or stockholders' equity.

2.           NET INCOME (LOSS) PER SHARE

                  Net income per share is based on the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include redeemable common stock and common stock options and warrants. Net loss per share is calculated by dividing the net loss applicable to nonredeemable common stock by the weighted-average number of common shares outstanding as including common stock equivalents would be antidilutive.

3.           BUSINESS COMBINATION

                  As discussed in Note 1 above and in Note 3 to the Company's 1996 Consolidated Financial Statements, effective October 8, 1996 (the "Closing Date"), the Company acquired all of the outstanding capital stock of SpectraVision, the primary operating subsidiary of Oldco, together with certain other assets of Oldco and its affiliates.

                  As of the Closing Date, the stockholders of OCV received 21,750,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the net assets and properties of SpectraVision by OCC, OCC paid $4 million in cash and issued 8,041,618 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. Of these, 196,382 shares of reserved stock were subsequently distributed to the Oldco bankruptcy estate for the benefit of Oldco's creditors with the remaining 12,000 shares distributed to the OCV stockholders. Ascent owned approximately 57.2% of the outstanding common stock of OCC at March 31, 1997.

                  In connection with the Acquisition and Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per share of OCC common stock. Series A warrants to purchase on a cashless basis an aggregate of 1,425,000 shares of OCC common stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,124,325 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the Oldco bankruptcy estate for distribution to creditors; and $4,000,000 in cash was paid and Series C warrants were issued to OCC's investment advisor to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions. The Acquisition has been accounted for under the purchase method and, accordingly the results of operations of SpectraVision are included in the Consolidated Financial Statements from the Closing Date.

4.           DEBT

                  In conjunction with the SpectraVision Acquisition, the Company obtained a $125 million credit facility with a bank (the "Credit Facility"), dated as of October 8, 1996. The Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive advance facility; provided, however, that any amounts borrowed under the five-year facility will reduce the amount available under the 364-day facility. Revolving loans extended under the Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.625% depending on certain operating ratios of Company. The Credit Facility limits the Company's ability to incur indebtedness or pay dividends, but does not preclude the Company from paying cash dividends on its common stock. The Credit Facility contains customary covenants, including, among other things, compliance by the Company with certain financial covenants. The Company was in compliance with such covenants at December 31, 1996 and with such covenants, as amended, at March 31, 1997.

                  On March 23, 1997, OCC entered into an amendment to the Credit Facility (the "OCC Amendment"). Under the OCC Amendment the amount available under the OCC Credit Facility was increased from $125 million to $150 million, and certain other terms were amended to clarify such terms.

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

6.           OTHER MATTERS

                  In August 1996, OCV, Ascent and Hilton Hotels Corporation ("Hilton") entered into a letter of agreement (the "Letter Agreement") providing for the cancellation of approximately 1,336,000 shares of OCV common stock issued to Ascent pursuant to the Contribution Agreement entered into between OCV and Ascent in September 1995 ("Contribution Agreement"). The Letter Agreement also provided for an extension of the effective date of the increase in the exercise price of the Hilton Warrants from June 1, 1996 to 90 days after the closing of the Acquisition of SpectraVision. On October 7, 1996, Hilton exercised its warrants and the Company received proceeds of $1.8 million in cash and $8.9 million in the form of a promissory note.

                  The Letter Agreement also provided Hilton the right to put to Ascent all, but not less than all, of the shares acquired from exercise of the Hilton Warrants and still held by Hilton on the date 90 days after the closing of the SpectraVision Acquisition at the same exercise price at which Hilton exercised its warrants. On January 5, 1997, this put right expired unexercised.


7.           NEW ACCOUNTING PRONOUNCEMENTS

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier applications is not permitted.

                  SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to nonredeemable common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                  If SFAS 128 had been in effect during the quarter ended March 31, 1997, basic and diluted EPS would not have been different than fully diluted EPS currently reported for the period. If SFAS 128 had been in effect during the quarter ended March 31, 1996, basic and diluted EPS both would have been $(0.40).

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Consolidated Financial Statements (unaudited) included elsewhere (herein), and with the Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's annual report on Form 10-K and 10-Q's, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

      OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the United States lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 motion pictures on computer controlled television sets located in their rooms. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past four years, increasing its base of installed on-demand rooms from approximately 37,000 rooms at the end of 1992 to approximately 917,000 rooms at March 31, 1997. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies; and individually owned and franchised hotel properties.

      At March 31, 1997, approximately 87% of OCC's 917,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, 78% had on-demand capability.

GUEST PAY SERVICES

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

      OCC obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, OCC obtains rights to exhibit major motion pictures during the time frame after initial theatrical release and before release for home video distribution or cable television exhibition. OCC also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

      OCC provides service under contracts with hotels that generally run for a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost, and OCC retains ownership of all its equipment used in providing the service. Traditionally, the hotel provides and owns the televisions; however, based on certain economic evaluations, OCC may provide televisions to certain hotels. Depending on the size of the hotel property and the configuration of the system installed, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $300 to $700 per room. OCC's contracts with hotels provide that OCC will be the exclusive provider of in-room, pay-per-view television entertainment services to the hotel and generally permit OCC to set the movie prices, subject to approval by some major customers. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that can vary depending on the system, the hotel, and amount of revenue generated.

      The revenue generated from the Company's pay-per-view service is dependent upon the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary by property based on the property's location, competitive position within its marketplace, seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions.

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

      In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCC's system to provide on-demand in-room entertainment in the Asia Pacific region, and Hospitality Networks.

                             ANALYSIS OF OPERATIONS

REDEPLOYMENT OF SATELLITE

          On January 11, 1997, SpectraVision experienced an interruption in service caused by the loss of communication with a satellite used to deliver pay-per-view programming to approximately 950 of OCC's approximately 3,100 hotels. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. By February 9, 1997, OCC was able to obtain alternate satellite service through July 1997 and had restored full service to all the hotels affected. After July 1997, the Company anticipates providing programming service to such hotels via terrestrial-based systems or alternate satellite service. The Company believes the loss of satellite service in the first quarter of 1997 resulted in approximately $3 million to $4 million of decreased operating cash flow through reduced revenues and incremental expenses in that period.

ROOM AND INVESTMENT ACTIVITY

          Room counts during the quarter were basically flat at 917,000 worldwide rooms as most of the investment activity was focused on converting SpectraVision rooms to OCV's pay-per-view systems. Rooms with OCV systems increased during the quarter from approximately 466,000 at December 31, 1996, to approximately 484,000 on March 31, 1997. Capital expenditures totaled $19.5 million during the quarter in support of OCV's room growth, additional expenditures on prior installations, and internal fixed asset purchases. Following is selected financial information for the quarter compared to the first quarter of 1996.

                         SELECTED FINANCIAL INFORMATION
                 (In thousands, except hotel and room amounts)

                                                             THREE MONTHS ENDED
                                           --------------- -------------------------------------
                                                             % OF                        % OF
                                            MARCH 31,        TOTAL       MARCH 31,       TOTAL
                                              1997          REVENUE        1996         REVENUE
                                            ---------       -------      ---------      --------
Revenues:
  Movie Revenues                            $ 49,963          96.0%       $ 27,317        89.4%
  Video Systems/Other                          2,101           4.0%          3,224        10.6%
                                            --------         -----        --------       -----
Total Revenues                                52,064         100.0%         30,541       100.0%

Direct Costs:
  Movie Revenues                              24,430          46.9%         11,244        36.8%
  Video Systems/Other                          1,066           2.0%          2,534         8.3%
                                            --------         -----        --------       -----
Total Direct Costs                            25,496          49.0%         13,778        45.1%
                                            --------         -----        --------       -----
Direct Profit                                 26,568          51.0%         18,763        54.9%

Operations                                     9,854          18.9%          2,542         8.3%
Research and Development                       1,614           3.1%            932         3.1%
Selling, General & Administrative              6,190          11.9%          1,232         4.0%
                                            --------         -----        --------       -----
                                              17,658          33.9%          4,706        15.4%
                                            --------         -----        --------       -----
EBITDA(1)                                      8,910          17.1%         12,057        39.5%

Depreciation and Amortization                 19,009          36.5%         10,047        32.9%
Interest                                       1,857           3.6%            419         1.4%
Taxes                                             --           0.0%            673         2.2%
                                            --------         -----        --------       -----
                                              20,866          40.1%         11,139        36.5%
                                            --------         -----        --------       -----
Net Income/(Loss)                           $(11,956)        -23.0%       $    918         3.0%
                                            ========         =====        ========       =====


                                                             % OF                        % OF
                                            MARCH 31,        TOTAL       MARCH 31,       TOTAL
                                              1997           ROOMS         1996          ROOMS
                                            ---------       -------      ---------      -------
TOTAL HOTELS                                   3,138                         1,353
TOTAL ROOMS                                  917,000                       386,000

ROOM COMPOSITION:
Geographic
  Domestic                                   799,000          87.1%        373,000        96.6%
  International                              118,000          12.9%         13,000         3.4%

System Type
  Scheduled Only                             205,000          22.4%             --         0.0%
  On-Demand                                  712,000          77.6%        386,000       100.0%

CAPITAL EXPENDITURES                        $ 19,453                      $ 19,741

------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in item 1 and discussed in item 2 under Liquidity and Capital Resources.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        Total revenues for the first quarter of 1997 increased $21.5 million or 70.5% to $52.1 million, as compared to $30.5 million for the comparable period of 1996. Movie revenues increased $22.6 million or 82.9% in the first quarter of 1997 to $50.0 million, as compared to $27.3 million in the first quarter of 1996. The increase was primarily due to the acquisition of SpectraVision ($19.4 million) and the increase in OCV room base prior to the acquisition. The Company's room base increased from 386,000 rooms at March 31, 1996 to 917,000 at March 31, 1997, of which 433,000 rooms were acquired in the SpectraVision Acquisition. Management believes revenues in the first quarter of 1997 would have been higher by approximately $3 million to $4 million had the satellite outage not occurred. Video system sales and other revenues decreased $1.1 million or 34.8% to $2.1 million as compared to $3.2 million in 1996, principally due to a slowdown in ordering of video systems from two of the Company's primary licensees.

        Total direct costs of revenues for the first quarter of 1997 increased $11.7 million or 85.0% to $25.5 million, as compared to $13.8 million for the first quarter of 1996. Direct costs associated with movie revenue in the first quarter of 1997 increased 117.3% to $24.4 million, as compared to $11.2 million for the same period in 1996, and as a percentage of movie revenue increased to 48.9% at March 31, 1997 from 41.2% at March 31, 1996. The increase is principally attributed to lower revenues from "free-to-guest" programming from the hotel, and higher royalties to the studios and hotel commissions expense on the SpectraVision room revenues. Direct costs from "video system sales and other" revenues decreased 57.9% to $1.1 million in 1997, as compared to $2.5 million in 1996, primarily as a result of a decline in sales volume of video systems. Direct costs as a percentage of "video system sales and other" revenues decreased to 50.7% from 78.6% in 1996, primarily attributable to the increase in "other" revenues which have significantly higher margins than video system sales.

        Depreciation and amortization expenses for the first quarter of 1997 increased $9.0 million or 89.2% to $19.0 million, as compared to $10.0 million for the first quarter of 1996, and increased as a percentage of total revenue to 36.6% at March 31, 1997 from 32.9% at March 31, 1996, and as a percentage of movie revenue increased to 38.0% at March 31, 1997 from 36.8% at March 31, 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The increase is primarily due to capital investments associated with the growing OCV room base prior to the acquisition, coupled with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in-room assets.

        Operations costs for the first quarter of 1997 increased $7.3 million or 287.6% to $9.9 million, as compared to $2.5 million in the first quarter of 1996, and as a percentage of total revenue increased to 18.9% from 8.3% in 1996. The increase is primarily due to the higher field service costs to support the acquired SpectraVision equipment, the SpectraVision spare part depot used to refurbish SpectraVision equipment, and expenses associated with the satellite outage, as previously discussed. Expenses in the quarter associated with the deployment of alternative satellite capacity in the affected SpectraVision hotels was approximately $1 million.

        Research and development expenses for the first quarter of 1997 increased $0.7 million or 73.2% to $1.6 million from $0.9 million in the first quarter of 1996, but remained constant as a percentage of total revenue at 3.1%. Research and development activities were focused on integrating SpectraVision equipment and to the development of new products and services.

           Selling, general and administrative expenses for the first quarter of 1997 increased $5.0 million or 402.4% to $6.2 million, as compared to $1.2 million in the first quarter of 1996, and as a percentage of total revenue increased to 12.0% from 4.0% in 1996. The increase is principally due to SpectraVision's higher cost structure, activities to integrate SpectraVision's and OCV's accounting and operational systems, and higher administrative costs associated with being a public company.

         Interest expense for the first quarter of 1997 increased $1.4 million or 343.2% to $1.8 million, as compared to $0.4 million in the first quarter of 1996. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and debt used to complete the acquisition of SpectraVision.

        Provision for income taxes for the first quarter of 1997 decreased $0.7 million or 100.0% to zero as compared to an income tax expense of approximately $0.7 million in the first quarter of 1996. The decrease is due to the net loss incurred in 1997 in contrast to a 1996 tax provision at an effective rate of 42%. The Company has not recorded a tax benefit in the first quarter of 1997 from the net operating losses generated in that quarter because it has established a valuation allowance against its otherwise recognizable net deferred tax assets at March 31, 1997, due to the uncertainty surrounding the realizability of these benefits in future tax returns.

       Redeemable common stock accretion was eliminated in 1997 as this security was converted to common stock in 1996. The accretion in the first quarter of 1996 was $0.2 million.

        EBITDA for the first quarter of 1997 decreased $3.1 million or 26.1% to $8.9 million as compared to $12.0 million in the first quarter of 1996. EBITDA as a percentage of total revenue decreased to 17.1% in 1997 from 39.5% in 1996. The reduced percentage is primarily due to the higher operating costs currently associated with the SpectraVision business, higher administrative expenses necessary to operate as a public company, and lost revenue and increased costs associated with the satellite outage.

        Net income (loss) decreased to a net loss of $12.0 million for the first quarter of 1997 from net income of $0.9 million for the first quarter of 1996 due to the factors described above.

SEASONALITY

        The Company's business is expected to be seasonal, with higher revenues realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during the three months ended March 31, 1997 were cash from operations of $12.3 million, and borrowing of $5.0 million from the revolving line of credit with NationsBank of Texas, N.A. (NationsBank) Cash was expended primarily for capital expenditures of $19.5 million for the installation of on-demand systems.

         As previously noted, the Company's line of credit with NationsBank was increased from $125 million to $150 million during the first quarter. At March 31, 1997, the Company had $103 million outstanding under the line of credit. The Company expects that cash from operations, the Company's current line of credit with NationsBank, and anticipated operating lease financing will be sufficient to finance its expected investment in in-room video systems for the remainder of 1997.

RESTRICTIONS ON DEBT FINANCINGS

         Pursuant to the Corporate Agreement entered into between Ascent and On Command Corporation, On Command Corporation has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility entered into by On Command Corporation in connection with the Transactions and indebtedness incurred in the ordinary course of operations, which together shall not exceed $100 million in the aggregate. Restrictions on On Command Corporation's ability to incur additional debt could adversely affect On Command Corporation's plans for growth, its ability to develop new products and technologies and its ability to meet its liquidity needs. In addition, pursuant to the COMSAT Agreement between Ascent and COMSAT, Ascent has agreed not to incur any indebtedness, other than under Ascent's existing credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business, which together shall not exceed $175 million in the aggregate, without COMSAT's consent. In March 1997, COMSAT consented to increase the limitation on Ascent's consolidated indebtedness to $270 million through December 31, 1997; provided that (i) no more than $50 million of such indebtedness may constitute long term debt; and
(ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's proposed tax-free distribution of its interest in Ascent to COMSAT stockholders. In connection with COMSAT's consent under the COMSAT Agreement, Ascent consented under the Corporate Agreement to increase OCC's limitation on indebtedness to $116 million through June 30, 1997, and to $130 million through December 31, 1997; provided, however, that (i) no more than $50 million of such indebtedness may constitute long term debt, and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in OCC's existing $150 million credit facility, with any amendments to such covenants subject to the written consent of Ascent.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe any such proceedings presently pending will have a material adverse affect on the Company's financial position or its result of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K:

          (A)  EXHIBIT

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
2.1               Agreement and Plan of Merger, dated as of August 13, 1996, which is incorporated by reference to Amendment to No. 3 to
                  Form S-4 ("Form S-4), by and among On Command Corporation, On
                  Command Merger Corporation, and On Command Video Corporation

2.2 Acquisition Agreement, dated as of August 13, 1996, which is incorporated by reference to Form S-4, by and among On Command
                  Corporation, Ascent Entertainment Group, Inc., the Official
                  Creditors' Committee for SpectraVision, Inc. and certain of its subsidiaries, SpectraVision, Inc., Spectradyne, Inc. and the other Debtors named therein

3.1               Certificate of Amended and Restated Certificate of
                  Incorporation of On Command Corporation, which is incorporated by reference to Form S-4

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

10.2              Amended and Restated Spectra Vision and Interactive Services
                  National Agreement, by and between Hyatt Corporation and Spectradyne, Inc., dated August 31, 1993, which is incorporated by reference to Form S-4, (confidential treatment granted)

10.3              Amended and Restated SpectraMax National Agreement, dated
                  August 31, 1993, by and between Hyatt Corporation and
                  Spectradyne, Inc., which is incorporated by reference to Form
                  S-4, (confidential treatment granted)

10.4              Hilton Hotels Corporation-On Command Video Agreement, dated
                  April 27, 1993, by and between Hilton Hotels Corporation and
                  On Command Video Corporation ,which is incorporated by reference to Form S-4 (confidential treatment granted)

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

10.6* Form of Employment Agreement between On Command Corporation and Robert Kavner, which is incorporated by reference to Form
                  S-4

10.7              Credit Agreement dated as of October 8, 1996 among On Command
                  Corporation, the Lender named therein and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the year ended December 31,
                  1996 of Ascent Entertainment Group, Inc. (Commission File No.
                  0-27192)

10.7(a) First Amendment to Credit Agreement and related documents, dated March, 1997, between NationsBank of Texas, N.A. and On
                  Command Corporation. (Incorporated by reference to Exhibit
                  10.19(a) of the Annual Report on Form 10-K for the year ended
                  December 31, 1996 at Ascent Entertainment Group, Inc.
                  (Commission File No. 0-27192))

10.8* Form of Employment Agreement between On Command Corporation and Brian Steel, which is incorporated by reference to Form
                  S-4

10.9* Employment and Consulting Agreement, dated November 20, 1991, between Robert Snyder and On Command Video Corporation which is incorporated by reference to Form S-4

10.10             Standard Lease, dated June, 1996, between Berg & Berg
                  Developers, and On Command Video Corporation, which is incorporated by reference on the 1996 Annual Report on Form
                  10-K of On Command Corporation ("1996 Form 10-K")

10.11             Sublease Agreement, dated January, 1997, between On Command
                  Corporation and Hughes Network Systems, Inc., which is incorporated by reference to the 1996 Form 10-K

10.12             Corporate Agreement dated as of October 8, 1996, between On
                  Command Corporation and Ascent Entertainment Group, Inc.
                  (Incorporated by reference to Exhibit 10.22 of the Annual
                  Report on Form 10-K for the year ended December 31, 1996 of Ascent Entertainment Group, Inc. (Commission File No.
                  0-27192))

10.13* 1996 Key Employee Stock Plan, which is incorporated by reference to the 1996 Form 10-K

27.0              Financial Data Schedule

*   Indicates compensatory plan or arrangement.
---------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on May 14, 1997.

                                              On Command Corporation

                                              By:  /s/  BRIAN A.C. STEEL
                                                  ---------------------------
                                                  Brian A.C. Steel
                                                  Executive Vice President,
                                                  Chief Financial Office,
                                                  Chief Operating Officer, and
                                                  Director
                                                  (Principal Financial Officer)



                                              By:  /s/  PAUL J. MILLEY
                                                  ---------------------------
                                                  Paul J. Milley
                                                  Senior Vice President,
                                                  Finance
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                  Description
-------                -----------
27.0    Financial Data Schedule