Form 10-Q
period 1997-06-30
ON COMMAND CORP
filed 1997-08-14
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

           Commission File Number          00-21315


                             ON COMMAND CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                     77-04535194
----------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                   or organization)                          Identification No.)


6331 SAN  IGNACIO AVE, SAN JOSE, CALIFORNIA                         95119
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (408) 360-4500
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


                                (not applicable)
------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

         The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 29,758,500 shares.

                             ON COMMAND CORPORATION

                                   FORM 10-Q
                                     INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I.      FINANCIAL INFORMATION

      Item 1 - Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30,1997 and December 31,1996.                     3

             Condensed Consolidated Statements of Operations for the Three Months Ended and
             Six Months Ended June 30,1997 and 1996.                                                            4

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30,1997 and 1996.                                                                             5

             Notes to Condensed Consolidated Financial Statements.                                            6-8

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.        9-14


PART II.      OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                                             15-16


SIGNATURES                                                                                                     17

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 June 30,      December 31,
                                                                   1997           1996
                                                                ---------      ------------
                                                               (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                     $   7,151       $   5,733
  Accounts receivable, net                                         27,163          25,328
  Other current assets                                              2,728           3,718
  Deferred income taxes                                             1,593           1,593
                                                                ---------       ---------
    Total current assets                                           38,635          36,372

Video systems, net                                                259,909         250,600
Property and equipment, net                                        11,187          11,037
Goodwill, net                                                      84,237          89,503
Other assets, net                                                   7,549           9,374
                                                                ---------       ---------
    Total assets                                                $ 401,517       $ 396,886
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  23,455       $  16,823
  Accounts payable - stockholder                                      257              21
  Accrued compensation                                              4,533           4,931
  Other accrued liabilities                                         7,390           6,627
  Taxes payable                                                    13,993          15,777
  Deferred revenue                                                    223             232
  Current portion of revolving credit facility                     65,000          48,000
                                                                ---------       ---------
    Total current liabilities                                     114,851          92,411

Other accrued liabilities                                           1,392           1,700
Long-term portion of revolving credit facility                     50,000          50,000
Deferred income taxes                                               1,858           1,858
                                                                ---------       ---------
    Total liabilities                                             168,101         145,969
                                                                ---------       ---------

Stockholders' equity:
  Common stock, $.01 par value: shares
  authorized - 50,000 in 1997 and 1996;
  shares issued and outstanding - 29,759 in 1997
  and 29,087 in 1996;
  shares subscribed-335 in 1997 and 960 in 1996                       300             300
  Additional paid-in capital                                      249,290         249,164
  Common stock warrants                                            31,450          31,450
  Cumulative translation adjustments                                 (114)           (260)
  Accumulated deficit                                             (47,510)        (29,737)
                                                                ---------       ---------
    Total stockholders' equity                                    233,416         250,917
                                                                ---------       ---------
Total liabilities and stockholders' equity                      $ 401,517       $ 396,886
                                                                =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                    June 30,
                                                               ------------------------      ------------------------
                                                                 1997           1996           1997           1996
                                                               ---------      ---------      ---------      ---------
Revenues:
  Movie revenues                                               $  54,580      $  28,455      $ 104,543      $  55,583
  Video system sales/other                                         1,807          3,494          3,908          6,907
                                                               ---------      ---------      ---------      ---------
    Total revenues                                                56,387         31,949        108,451         62,490
                                                               ---------      ---------      ---------      ---------
Direct costs:
  Movie revenues                                                  25,381         11,689         49,811         22,933
  Video system sales/other                                           957          2,475          2,023          5,009
                                                               ---------      ---------      ---------      ---------
    Total direct costs                                            26,338         14,164         51,834         27,942
                                                               ---------      ---------      ---------      ---------

Direct income                                                     30,049         17,785         56,617         34,548

Operating expenses:
  Depreciation and amortization                                   19,514         10,970         38,523         21,017
  Operations                                                       7,873          2,698         17,727          5,240
  Research and development                                         1,489            996          3,103          1,929
  Selling, general and administrative                              4,700          1,248         10,890          2,480
                                                               ---------      ---------      ---------      ---------
    Total operating expenses                                      33,576         15,912         70,243         30,666
                                                               ---------      ---------      ---------      ---------

Operating income (loss)                                           (3,527)         1,873        (13,626)         3,882

Interest expense, net                                             (1,838)          (576)        (3,695)          (995)
                                                               ---------      ---------      ---------      ---------

Income ( loss) before income taxes                                (5,365)         1,297        (17,321)         2,887

Income tax expense                                                  (452)          (590)          (452)        (1,263)
                                                               ---------      ---------      ---------      ---------

Net income (loss)                                                 (5,817)           707        (17,773)         1,624

Redeemable common stock accretion                                     --            163             --            323
                                                               ---------      ---------      ---------      ---------

Net income (loss) applicable to nonredeemable common stock     $  (5,817)     $     544      $ (17,773)     $   1,301
                                                               =========      =========      =========      =========

Net income (loss) per common and equivalent share              $   (0.19)     $    0.02      $   (0.59)     $    0.06
                                                               =========      =========      =========      =========

Weighted-average number of common shares outstanding              30,060         22,447         30,053         22,445
                                                               =========      =========      =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                            1997         1996
                                                                         --------      --------
Cash flows from operating activities:
  Net income (loss)                                                      $(17,773)     $  1,624
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                        38,523        21,017
      Deferred income taxes, net                                               --           673
      Changes in assets and liabilities:
          Accounts receivable, net                                         (1,835)       (3,966)
          Other assets                                                        990           (91)
          Accounts payable                                                  6,629         3,141
          Accounts payable to stockholder                                     236          (590)
          Accrued compensation                                               (398)         (105)
          Taxes payable                                                     1,216         1,484
          Other accrued liabilities                                           455           497
          Deferred revenue                                                     (9)         (332)
                                                                         --------      --------
            Net cash provided by operating activities                      28,034        23,352
                                                                         --------      --------
Cash flows from investing activities:
      Capital expenditures                                                (43,915)      (37,436)
      Other assets                                                             28           (70)
                                                                         --------      --------
            Net cash used in investing activities                         (43,887)      (37,506)
                                                                         --------      --------
Cash flows from financing activities:
      Proceeds from revolving credit facility                              17,000            --
      Proceeds from sale of stock                                             126            15
      Proceeds from stockholders' notes payable                                --        13,500
      Principal payments on stockholders' notes payable                        --          (172)
                                                                         --------      --------
            Net cash provided by financing activities                      17,126        13,343
                                                                         --------      --------

Effect of exchange rate changes in cash                                       145            --

Net increase (decrease) in cash and cash equivalents                        1,418          (811)

Cash and cash equivalents, beginning of period                              5,733           956
                                                                         --------      --------

Cash and cash equivalents, end of period                                 $  7,151      $    145
                                                                         --------      --------
Non-cash and investing activity:
      Common stock issued in connection
        with contribution agreement with Ascent                          $     --      $  2,094
                                                                         ========      ========
      Reversal of accrual made in purchase
        price allocation                                                 $  3,000      $     --
                                                                         ========      ========

Supplemental information:
      Cash paid for income taxes                                         $    265      $    224
                                                                         ========      ========
      Cash paid for interest                                             $  3,129      $    250
                                                                         ========      ========
      Accretion of redeemable common stock                               $     --      $    323
                                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

1.       BASIS OF PRESENTATION

                  On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and (ii) the acquisition (the "Acquisition") of SpectraDyne, Inc., a wholly owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition, SpectraDyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent had been a majority-owned subsidiary of COMSAT Corporation ("COMSAT") and on June 27, 1997 COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution").

                  Effective October 8, 1996, the Merger and Acquisition were consummated. The Merger has been accounted for using the historical book value of the assets, liabilities and stockholders' equity acquired from OCV in a manner similar to a pooling of interests and the Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from Oldco. Accordingly, the condensed financial statements of the Company include the historical statements of financial position at June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996 of OCV, as well as the acquired operations of SpectraVision subsequent to the date the Acquisition. Per share amounts and number of shares have been restated to reflect the 2.84 shares of OCC common stock received for every share of OCV common stock previously held. Prior to the Merger and Acquisition, OCC had no significant operations. (See Note 3 for additional discussion of the business combination.)

                  The condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

3.       BUSINESS COMBINATION

                  As discussed in Note 1 above and in Note 3 to the Company's 1996 Financial Statements, effective October 8, 1996 (the "Closing Date"), the Company acquired all of the outstanding capital stock of SpectraVision, the primary operating subsidiary of Oldco, together with certain other assets of Oldco and its affiliates.

                  As of the Closing Date, the stockholders of OCV received 21,750,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the net assets and properties of SpectraVision by OCC, OCC paid $4,000,000 in cash and issued 8,041,618 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. Of these, 196,382 shares of reserved stock were subsequently distributed to the Oldco bankruptcy estate for the benefit of Oldco's creditors with the remaining 12,000 shares distributed to the OCV stockholders. Ascent owned approximately 57.1% of the outstanding common stock of OCC at June 30, 1997.

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

4.       DEBT

                  In conjunction with the SpectraVision Acquisition, the Company obtained a $125 million credit facility with a bank (the "Credit Facility"), dated as of October 8, 1996. The Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive advance facility; provided, however, that any amounts borrowed under the five-year facility will reduce the amount available under the 364-day facility. Revolving loans extended under the Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.645% depending on certain operating ratios of Company. The Credit Facility limits the Company's ability to incur indebtedness or pay dividends, but does not preclude the Company from paying cash dividends on its common stock. The Credit Facility contains customary covenants, including, among other things, compliance by the Company with certain financial covenants. The Company was in compliance with such covenants at December 31, 1996 and with such covenants, as amended, at June 30, 1997.

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

6.       NEW ACCOUNTING PRONOUNCEMENTS

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to nonredeemable common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the six months ended June 30, 1997, basic and diluted EPS would not have been different than fully diluted EPS currently reported for the period. If SFAS 128 had been in effect during the six months ended June 30, 1996, basic and diluted EPS would not have been different from the amount previously reported.

                  In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", (SFAS 130) which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131) which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to and will adopt both SFAS 130 and 131 in the first quarter of fiscal 1998.


7.       SUBSEQUENT EVENT

                  On July 24, 1997, the Company entered into an agreement with Skylink Cinema Corporation for the assignment of operating rights and the sale of assets associated with up to approximately 70,000 hotel rooms in the U.S. and Canada.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the condensed Consolidated Financial Statements (unaudited) included elsewhere (herein), and with the Condensed Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1996 annual report on Form 10-K and 10-Q's, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

      OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the United States lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 motion pictures on computer controlled television sets located in their rooms. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past four years, increasing its base of installed on-demand rooms from approximately 37,000 rooms at the end of 1992 to approximately 921,000 rooms at June 30, 1997. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies; and individually owned and franchised hotel properties.

      At June 30, 1997, approximately 87% of OCC's 921,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 80% had on-demand capability.

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

      Under OCC's standard arrangements with hotels, OCC installs its system into the hotel and retains ownership of all its equipment used in providing the service. Depending on the size of the hotel property and the configuration of the system installed, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $300 to $700 per room. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that can vary depending on the system, the hotel, and amount of revenue generated.

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

      In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCC's system to provide on-demand in-room entertainment in the Asia Pacific region, and Hospitality Networks, a provider of pay-per-view services to the certain hotels in the Las Vegas, Nevada region.

                             ANALYSIS OF OPERATIONS

EFFECTS OF SATELLITE LOSS

          On January 11, 1997, OCC experienced an interruption in service for certain of it's SpectraVison rooms caused by the loss of communication with a satellite used to deliver pay-per-view programming. Approximately 950 of OCC's approximately 3,100 hotels were effected. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. By February 9, 1997, OCC was able to obtain alternate satellite service through July 1997 and had restored full service to all the hotels affected. After July 1997, the Company will provide programming service to such hotels via terrestrial-based systems. The Company believes the loss of satellite service in the first quarter of 1997 resulted in approximately $3 million to $4 million of decreased EBITDA through reduced revenues and increased expenses in that period.

ROOM AND INVESTMENT ACTIVITY

          Room counts during the second quarter increased to approximately 921,000 worldwide rooms. Most of the investment activity continued to focus on converting SpectraVision rooms to OCV's pay-per-view systems. Rooms with OCV systems increased during the second quarter from approximately 484,000 at March 31, 1997, to approximately 515,000 on June 30, 1997. Capital expenditures totaled $24.5 million during the quarter in support of OCV's room growth, additional expenditures on prior installations, and internal fixed asset purchases. Following is selected financial information for the three and six months ended June 30, 1997 compared to the same periods for 1996.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)


                                               THREE MONTHS ENDED                                      SIX MONTHS ENDED
                               --------------------------------------------------------------------------------------------------
                                              % OF                    % OF                       % OF                  % OF
                                JUNE 30,      TOTAL       JUNE 30,    TOTAL      JUNE 30,        TOTAL     JUNE 30,    TOTAL
                                 1997        REVENUE        1996     REVENUE      1997          REVENUE     1996       REVENUE
                               ---------------------    ---------------------   -------------------------   ---------------------
Revenues:
    Movie Revenues             $  54,580         96.8%  $  28,455     89.1%     $ 104,543         96.4%  $  55,583        88.9%
    Video Systems/Other            1,807          3.2%      3,494     10.9%         3,908          3.6%      6,907        11.1%
                               ---------         ----   ---------     ----      ---------         ----   ---------        ----
Total Revenues                    56,387        100.0%     31,949    100.0%       108,451        100.0%     62,490       100.0%

Direct Costs
    Movie Revenues                25,381         45.0%     11,689     36.6%        49,811         45.9%     22,933        36.7%
    Video Systems/Other              957          1.7%      2,475      7.7%         2,023          1.9%      5,009         8.0%
                               ---------         ----   ---------     ----      ---------         ----   ---------        ----
Total Direct Costs                26,338         46.7%     14,164     44.3%        51,834         47.8%     27,942        44.7%

                               ---------         ----   ---------     ----      ---------         ----   ---------        ----
Direct Income                     30,049         53.3%     17,785     55.7%        56,617         52.2%     34,548        55.3%

Operations                         7,873         14.0%      2,698      8.4%        17,727         16.3%      5,240         8.4%
Research & Development             1,489          2.6%        996      3.1%         3,103          2.9%      1,929         3.1%
Selling, General &
 Administrative                    4,700          8.3%      1,248      3.9%        10,890         10.0%      2,480         4.0%
                               ---------         ----   ---------     ----      ---------         ----   ---------        ----
                                  14,062         24.9%      4,942     15.5%        31,720         29.2%      9,649        15.4%

                               ---------         ----   ---------     ----      ---------         ----   ---------        ----
EBITDA (1)                        15,987         28.4%     12,843     40.2%        24,897         23.0%     24,899        39.8%

Depreciation & Amortization       19,514         34.6%     10,970     34.3%        38,523         35.5%     21,017        33.6%
Interest                           1,838          3.3%        576      1.8%         3,695          3.4%        995         1.6%
Taxes                                452          0.8%        590      1.8%           452          0.4%      1,263         2.0%
                               ---------         ----   ---------     ----      ---------         ----   ---------        ----
                                  21,804         38.7%     12,136     38.0%        42,670         39.3%     23,275        37.2%
                               ---------       ----     ---------     ----      ---------         ----   ---------        ----
Net Income/(Loss)              $  (5,817)     -10.3%    $     707      2.2%     $ (17,773)     -16.4%    $   1,624         2.6%
                               =========       ====     =========      ===      =========       ====     =========         ===

CAPITAL EXPENDITURES           $  24,462                $  19,591               $  43,915                $  37,436


-----------------------------------------------------------------------------
                                  AS OF       % OF         AS OF      % OF
                                 JUNE 30,     TOTAL       JUNE 30,    TOTAL
                                  1997        ROOMS         1996      ROOMS
                               ---------------------    ---------------------
TOTAL HOTELS                       3,187                  1,500
TOTAL ROOMS                      921,000                419,000

ROOM COMPOSITION:
Geographic
    Domestic                     803,000       87.2%    403,000       96.2%
    International                118,000       12.8%     16,000        3.8%

System Type
    Scheduled Only               188,000       20.4%         --        0.0%
    On-Demand                    733,000       79.6%    419,000      100.0%





-----------------------------------------

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30,1996

        Total revenues for the second quarter of 1997 increased $24.4 million or 76.5% to $56.4 million, as compared to $32.0 million for the comparable period of 1996. Movie revenues increased $26.1 million or 91.8% in the second quarter of 1997 to approximately $54.6 million, as compared to $28.5 million in the second quarter of 1996. The increase was primarily due to the acquisition of SpectraVision and to a lesser degree, increases in the OCV room base. The Company's room base increased from approximately 419,000 rooms at June 30, 1996 to approximately 921,000 rooms at June 30, 1997, of which approximately 433,000 rooms were acquired in the SpectraVision Acquisition. Video system sales and other revenues decreased $1.7 million or 48.3% to $1.8 million as compared to $3.5 million in 1996, principally due to a slowdown in ordering of video systems from two of the Company's primary licensees.

        Total direct costs of revenues for the second quarter of 1997 increased $12.2 million or 86.0% to $26.3 million, as compared to $14.2 million for the second quarter of 1996. Direct costs associated with movie revenue in the second quarter of 1997 increased 117.1% to $25.4 million, as compared to $11.7 million for the same period in 1996, and as a percentage of movie revenue increased to 46.5% at June 30, 1997 from 41.1% at June 30, 1996. The increase is principally attributed to lower revenues from free-to-guest programming from the hotels, and higher royalties to the studios and hotel commissions expense on the SpectraVision room revenues. Direct costs from video system sales and other revenues decreased 61.3% to $1.0 million in 1997, as compared to $2.5 million in 1996, primarily as a result of a decline in sales volume of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 53.0% from 70.8% in 1996, primarily attributable to the increase in other revenues which have significantly higher margins than video system sales.

        Depreciation and amortization expenses for the second quarter of 1997 increased $8.5 million or 77.9% to $19.5 million, as compared to $11.0 million for the second quarter of 1996, and increased as a percentage of total revenue to 34.6% at June 30, 1997 from 34.3% at June 30, 1996, however, decreased as a percentage of movie revenue to 35.8% at June 30, 1997 from 38.6% at June 30, 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The increase is primarily due to capital investments associated with the growing OCV room base and with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in-room assets.

        Operations costs for the second quarter of 1997 increased $5.2 million or 191.8% to $7.9 million, as compared to $2.7 million in the second quarter of 1996, and as a percentage of total revenue increased to 14.0% from 8.4% in 1996. The increase is primarily due to the higher field service costs to support the acquired SpectraVision equipment and the SpectraVision spare part depot used to refurbish SpectraVision equipment.

        Research and development expenses for the second quarter of 1997 increased $0.5 million or 49.5% to $1.5 million from $1.0 million in the second quarter of 1996, but decreased as a percentage of total revenue to 2.6% from 3.1% in 1996. Research and development activities were focused on the development of systems to integrate SpectraVision equipment and the development of new products and services.

           Selling, general and administrative expenses for the second quarter of 1997 increased $3.5 million or 276.6% to $4.7 million, as compared to $1.2 million in the second quarter of 1996, and as a percentage of total revenue increased to 8.3% from 3.9% in 1996. The increase is principally due to costs to support the SpectraVision room base, activities to integrate SpectraVision's and OCV's accounting and operational systems, and higher administrative costs associated with being a public company.

         Interest expense for the second quarter of 1997 increased $1.2 million or 219.1% to $1.8 million, as compared to $0.6 million in the second quarter of 1996. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and debt used to complete the acquisition of SpectraVision.

        Provision for income taxes for the second quarter of 1997 decreased $0.1 million or 23.4% to $0.5 million as compared to an income tax expense of $.6 million in the second quarter of 1996. The income tax expense in 1997 represents tax on income in foreign jurisdictions whereas the tax expense in 1997 represents an effective tax rate of 45% of income before tax.

        Redeemable common stock accretion was eliminated in 1997 as this security was converted to common stock in 1996. The accretion in the second quarter of 1996 was $0.2 million.

         EBITDA for the second quarter of 1997 increased $3.2 million or 24.5% to $16.0 million as compared to $12.8 million in the second quarter of 1996. EBITDA as a percentage of total revenue decreased to 28.4% in 1997 from 40.2% in 1996. The reduced percentage is primarily due to the higher operating costs currently associated with the SpectraVision business, costs associated with integration of the OCV and SpectraVision accounting and operating systems and higher administrative expenses necessary to operate as a public entity.

        Net income (loss) decreased to a net loss of $5.8 million for the second quarter of 1997 from net income of $0.7 million for the second quarter of 1996 due to the factors described above.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30,1996

        Total revenues for the six months ended June 30, 1997 increased $46.0 million or 73.5% to $108.5 million, as compared to $62.5 million for the comparable period of 1996. Movie revenues increased $49.0 million or 88.1% in the six months of 1997 to $104.5 million, as compared to $55.6 million in the six months of 1996. The increase was primarily due to the acquisition of SpectraVision and to a lesser degree, increases in OCV room base. Management believes revenues in the first six months of 1997 would have been higher by approximately $3 million to $4 million had the satellite outage not occurred. Video system sales and other revenues decreased $3.0 million or 43.4% to $3.9 million as compared to $6.9 million in 1996, principally due to a slowdown in ordering of video systems from two of the Company's primary licensees.

        Total direct costs of revenues for the six months ended June 30, 1997 increased $23.9 million or 85.5% to $51.8 million, as compared to $27.9 million for the same period of 1996. Direct costs associated with movie revenue in the first six months of 1997 increased 117.2% to $49.8 million, as compared to $22.9 million for the same period in 1996, and as a percentage of movie revenue increased to 47.6% for the six months ended June 30, 1997 from 41.3% for the six months ended June 30, 1996. The increase is principally attributed to lower revenues from free-to-guest programming from the hotels, higher royalties to the studios and hotel commissions expense on the SpectraVision room revenues. Direct costs from video system sales and other revenues decreased 59.6% to $2.0 million in 1997, as compared to $5.0 million in 1996, primarily as a result of a decline in sales volume of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 51.8% from 72.5% in 1996, primarily attributable to the increase in other revenues which have significantly higher margins than video system sales.

        Depreciation and amortization expenses for the six months ended June 30, 1997 increased $17.2 million or 83.3% to $38.5 million, as compared to $21.3 million for the same period in 1996, and increased as a percentage of total revenue to 35.5% for the first six months of 1997 from 33.6% for 1996, however, as a percentage of movie revenue decreased to 36.8% for 1997 from 37.8% for 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The increase is primarily due to capital investments associated with the growing OCV room base and with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in-room assets.

        Operations costs for the six months ended June 30, 1997 increased $12.5 million or 238.3% to $17.7 million, as compared to $5.2 million in six months ended June 30, 1996, and as a percentage of total revenue increased to 16.3% in 1997 from 8.4% in 1996. The increase is primarily due to the higher field service costs to support the acquired SpectraVision equipment, the SpectraVision spare part depot used to refurbish SpectraVision equipment, and expenses associated with the satellite outage, as previously discussed. Expenses in the first six months associated with the deployment of alternative satellite capacity in the affected SpectraVision hotels was approximately $1 million.

        Research and development expenses for the six months ended June 30, 1997 increased $1.2 million or 60.9% to $3.1 million from $1.9 million in the six months of 1996, but decreased slightly as a percentage of total revenue to 2.9% for 1997 from 3.1% for 1996. Research and development activities were focused on the develoment of systems to integrate SpectraVision equipment and the development of new products and services.

           Selling, general and administrative expenses for the six months ended June 30, 1997 increased $8.4 million or 339.1% to $10.9 million, as compared to $2.5 million for the same period of 1996, and as a percentage of total revenue increased to 10.0% in 1997 from 4.0% in 1996. The increase is principally due to costs to support the SpectraVision room base, activities to integrate SpectraVision's and OCV's accounting and operational systems, and higher administrative costs associated with being a public company.

        Interest expense for the six months ended June 30, 1997 increased $2.7 million or 271.4% to $3.7 million, as compared to $1.0 million for the same period of 1996. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and debt used to complete the acquisition of SpectraVision.

        Provision for income taxes for the six months ended June 30, 1997 decreased $0.8 million or 64.2% to $0.5 million as compared to an income tax expense of $1.3 million in the same period of 1996. The income tax expense in 1997 represents tax on income in foreign jurisdictions whereas the tax expense in 1997 represents an effective tax rate of 45% of income before tax.

       Redeemable common stock accretion was eliminated in 1997 as this security was converted to common stock in 1996. The accretion in the first six months of 1996 was $0.3 million.

        EBITDA for the six months ended June 30, 1997 remained constant with the same period of 1996 at $24.9 million. EBITDA as a percentage of total revenue decreased to 23.0% in 1997 from 39.8% in 1996. The reduced percentage is primarily due to the higher operating costs currently associated with the SpectraVision business, higher administrative expenses necessary to operate as a public company, and lost revenue and increased costs associated with the satellite outage.

        Net income (loss) decreased to a net loss of $17.8 million for the six months ended June 30, 1997 from net income of $1.3 million for the same period of 1996 due to the factors described above.

SEASONALITY

        The Company's business is expected to be seasonal, with higher revenues generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during the six months ended June 30, 1997 were cash from operations of $28.0 million, and borrowing of $17.0 million from the revolving line of credit with NationsBank of Texas, N.A. (NationsBank). Cash was expended primarily for capital expenditures of $43.9 million for the installation of on-demand systems.

         As previously noted, the Company's line of credit with NationsBank was increased from $125 million to $150 million during the first quarter. At June 30, 1997, the Company had $115 million outstanding under the line of credit. The Company expects that cash from operations, the Company's current line of credit with NationsBank, and anticipated operating lease financing will be sufficient to finance its expected investment in in-room video systems for the remainder of 1997.

RESTRICTIONS ON DEBT FINANCINGS

        Pursuant to the Corporate Agreement entered into between Ascent and On Command Corporation, On Command Corporation has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility entered into by On Command Corporation in connection with the Merger & Acquisitions and indebtedness incurred in the ordinary course of operations, which together shall not exceed $100 million in the aggregate. Restrictions on On Command Corporation's ability to incur additional debt could adversely affect On Command Corporation's plans for growth, its ability to develop new products and technologies and its ability to meet its liquidity needs.

        Prior to the Distribution, pursuant to an agreement between Ascent and COMSAT (the "COMSAT Agreement"), Ascent agreed to certain limitations on its indebtedness. As a result of amendments to the COMSAT Agreement, Ascent consented under the Corporate Agreement to increase OCC's limitation on indebtedness to $116 million through June 30, 1997, and to $130 million through December 31, 1997; provided, however, that (i) no more than $50 million of such indebtedness may constitute long term debt, and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in OCC's existing $150 million credit facility, with any amendments to such covenants subject to the written consent of Ascent. Although, as a result of the Distribution, the debt limitations of the COMSAT Agreement are no longer a factor for On Command Corporation, the Company remains subject to the debt limitations in the Corporate Agreement with Ascent.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe any such proceedings presently pending will have a material adverse affect on the Company's financial position or its result of operations.

ITEM 2.  CHANGES IN SECURITIES:

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         a. An annual meeting of stockholders of the Company was held on May 15, 1997 for the following purposes:

         1. Election of all directors.

         2. Approval of the Company's 1997 Employee Stock Purchase Plan.

         3. Approval of the Company's 1997 Non-employee Directors Stock Plan.

         4. Appointment of independent public accountants.

         b. The directors elected at the meeting are as follows:

         Charles Lyons, James A. Cronin, III, Robert M. Kavner, Brian A.C. Steel, Gary Wilson and Warren Zeger, Esq.

         c. In connection with matters voted on at the Annual meeting, the following results were obtained:

                                  For           Against         Withheld        Abstentions
                                ---------       -------         --------        -----------

Charles Lyons                   27,165,316            0          44,422              0
James A. Cronin, III            27,208,252            0           1,486              0
Robert M. Kavner                27,208,252            0           1,486              0
Brian A.C. Steel                27,208,252            0           1,486              0
Gary Wilson                     27,208,252            0           1,486              0
Warren Zeger, Esq.              27,165,316            0          44,422              0

APPROVAL OF THE COMPANY'S 1997 EMPLOYEE STOCK PURCHASE PLAN.

                                26,786,363      422,743               0            632

APPROVAL OF THE COMPANY'S 1997 NON-EMPLOYEE DIRECTORS STOCK PLAN.

                                26,742,822      466,085               0            831

APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS.

                                27,209,177           28               0            533




ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K:

          (A)  EXHIBIT

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

  27.0            Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on August 13, 1997.


                                        On Command Corporation



                                         By:  /s/ BRIAN A.C.STEEL
                                            ----------------------------
                                         Brian A.C. Steel
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Chief Operating Officer, and
                                         Director
                                         (Principal Financial Officer)




                                         /s/   PAUL J. MILLEY
                                         -------------------------------
                                         Paul J. Milley
                                         Senior Vice President, Finance
                                         (Principal Accounting Officer)

                                EXHIBIT INDEX
                               ---------------


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

  27.0            Financial Data Schedule