Form 10-Q
period 1997-09-30
ON COMMAND CORP
filed 1997-11-13
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                         Commission File Number 00-21315


                             ON COMMAND CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     77-04535194
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


   6331 SAN IGNACIO AVE, SAN JOSE, CALIFORNIA                     95119
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (408) 360-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                (not applicable)
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days. Yes   X    No       .
                                                              -------  -------

         The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997 was 29,784,729 shares.

                             ON COMMAND CORPORATION

                                    FORM 10Q
                                      INDEX

                                                                                                                    Page No.
PART I.      FINANCIAL INFORMATION

    Item 1   - Financial Statements:

                  Condensed Consolidated Balance Sheets as of September 30,1997 and December 31,1996.                   3

                  Condensed Consolidated Statements of Operations for the Three Months and Nine Months
                  Ended September 30,1997 and 1996.                                                                     4

                  Condensed Consolidated Statements of Cash Flows for the Nine months Ended
                  September 30,1997 and 1996.                                                                           5

                  Notes to Condensed Consolidated Financial Statements.                                                6-8

    Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations.                 9-14


PART II.      OTHER INFORMATION

    Item 6   - Exhibits and Reports on Form 8-K                                                                        15


SIGNATURES                                                                                                             16

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 September 30,    December 31,
                                                                                      1997            1996
                                                                                 -------------    ------------
                                                                                  (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                       $   1,849       $   5,733
  Accounts receivable, net                                                           29,663          25,328
  Other current assets                                                                2,523           3,718
  Deferred income taxes                                                               1,593           1,593
                                                                                  ---------       ---------
    Total current assets                                                             35,628          36,372

Video systems, net                                                                  263,898         250,600
Property and equipment, net                                                          11,243          11,037
Goodwill, net                                                                        83,143          89,503
Other assets, net                                                                     6,831           9,374
                                                                                  ---------       ---------
    Total assets                                                                  $ 400,743       $ 396,886
                                                                                  =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  16,866       $  16,823
  Accounts payable - stockholder                                                        203              21
  Accrued compensation                                                                4,516           4,931
  Other accrued liabilities                                                           6,712           6,627
  Taxes payable                                                                      13,607          15,777
  Deferred revenue                                                                    1,756             232
  Current portion of revolving credit facility                                       77,000          48,000
                                                                                  ---------       ---------
    Total current liabilities                                                       120,660          92,411

Other accrued liabilities                                                               991           1,700
Long-term portion of revolving credit facility                                       50,000          50,000
Deferred income taxes                                                                 1,858           1,858
                                                                                  ---------       ---------
    Total liabilities                                                               173,509         145,969
                                                                                  ---------       ---------

Stockholders' equity:

  Common stock, $.01 par value: shares authorized - 50,000 in 1997 and 1996;
  shares issued and outstanding - 29,785 in 1997 and 29,087 in 1996;
  shares subscribed-323 in 1997 and 960 in 1996                                         301             300
  Additional paid-in capital                                                        249,370         249,164
  Common stock warrants                                                              31,450          31,450
  Cumulative translation adjustments                                                   (309)           (260)
  Accumulated deficit                                                               (53,578)        (29,737)
                                                                                  ---------       ---------
    Total stockholders' equity                                                      227,234         250,917
                                                                                  ---------       ---------
Total liabilities and stockholders' equity                                        $ 400,743       $ 396,886
                                                                                  =========       =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)



                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                                -------------------------       -------------------------
                                                                  1997            1996             1997            1996
                                                                ---------       ---------       ---------       ---------
Revenues:
  Movie revenues                                                $  53,544       $  28,041       $ 158,087       $  83,624
  Video system sales/other                                          3,441           4,652           7,349          11,559
                                                                ---------       ---------       ---------       ---------
    Total revenues                                                 56,985          32,693         165,436          95,183
                                                                ---------       ---------       ---------       ---------

Direct costs:
  Movie revenues                                                   23,150          11,693          72,961          34,624
  Video system sales/other                                          2,584           3,680           4,607           8,689
                                                                ---------       ---------       ---------       ---------
    Total direct costs                                             25,734          15,373          77,568          43,313
                                                                ---------       ---------       ---------       ---------

Direct income                                                      31,251          17,320          87,868          51,870

Operating expenses:

  Operations                                                        7,812           3,007          25,539           8,247
  Research and development                                          1,936           1,060           5,039           2,989
  Selling, general and administrative                               5,437           1,432          16,327           3,644
  Depreciation and amortization                                    19,636          11,935          58,159          33,228
                                                                ---------       ---------       ---------       ---------
    Total operating expenses                                       34,821          17,434         105,064          48,108
                                                                ---------       ---------       ---------       ---------

Operating income (loss)                                            (3,570)           (114)        (17,196)          3,762

Interest expense, net                                              (2,158)           (738)         (5,853)         (1,727)
                                                                ---------       ---------       ---------       ---------

Income (loss) before income taxes                                  (5,728)           (852)        (23,049)          2,035

Income tax (expense) benefit                                         (340)          1,263            (792)             --
                                                                ---------       ---------       ---------       ---------

Net income (loss)                                                  (6,068)            411         (23,841)          2,035

Redeemable common stock accretion                                      --             160              --             483
                                                                ---------       ---------       ---------       ---------

Net income (loss) applicable to nonredeemable common stock      $  (6,068)      $     251       $ (23,841)      $   1,552
                                                                =========       =========       =========       =========

Net income (loss) per common and equivalent share               $   (0.20)      $    0.01       $   (0.79)      $    0.07
                                                                =========       =========       =========       =========

Weighted-average number of common shares outstanding               30,102          21,848          30,070          22,246
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -----------------------
                                                                            1997           1996
                                                                          --------       --------
Cash flows from operating activities:
  Net income (loss)                                                       $(23,841)      $  2,035
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                         58,159         33,228
      Deferred income taxes, net                                                --          3,970
      Changes in assets and liabilities:
          Accounts receivable, net                                          (4,335)        (2,876)
          Other assets                                                       1,235         (1,133)
          Accounts payable                                                      43          3,462
          Accounts payable to stockholder                                      182         (4,635)
          Accrued compensation                                                (415)            84
          Other accrued liabilities                                           (624)           624
          Taxes payable                                                        830          1,306
          Deferred revenue                                                   1,524           (593)
                                                                          --------       --------

           Net cash provided by operating activities                        32,758         35,472
                                                                          --------       --------

Cash flows from investing activities:
      Capital expenditures                                                 (65,800)       (56,169)
      Other assets                                                              --         (2,155)
                                                                          --------       --------
            Net cash used in investing activities                          (65,800)       (58,324)
                                                                          --------       --------

Cash flows from financing activities:
      Proceeds from revolving credit facility                               29,000             --
      Proceeds from sale of stock                                              207             --
      Proceeds from stockholders' notes payable                                 --         22,967
      Pricipal payments on stockholders' notes payable                          --           (649)
      Proceeds from issuance of stock                                           --            578
                                                                          --------       --------
            Net cash provided by financing activities                       29,207         22,896
                                                                          --------       --------

Effect of exchange rate changes in cash                                        (49)            --

Net increase (decrease) in cash and cash equivalents                        (3,884)            44

Cash and cash equivalents, beginning of period                               5,733            956
                                                                          --------       --------

Cash and cash equivalents, end of period                                  $  1,849       $  1,000
                                                                          --------       --------

Non-cash investing activities:
      Net assets acquired from
          contribution agreement with Ascent                              $     --       $  1,385
                                                                          ========       ========
      Reversal of accrual made in purchase price allocation               $  3,000       $     --
                                                                          ========       ========

Supplemental information:
      Cash paid for income taxes                                          $    262       $    414
                                                                          ========       ========
      Cash paid for interest                                              $  4,900       $  1,482
                                                                          ========       ========
      Accretion of redeemable common stock                                $     --       $    483
                                                                          ========       ========
      Dividends declared                                                  $     --       $ 10,654
                                                                          ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

1.           BASIS OF PRESENTATION

                        On Command Corporation (the "Company" or "OCC") is a
            Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and (ii) the acquisition (the "Acquisition") of SpectraDyne, Inc., a wholly owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition, SpectraDyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent had been a majority-owned subsidiary of COMSAT Corporation ("COMSAT") and on June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution").

                        Effective October 8, 1996, the Merger and Acquisition
            were consummated. The Merger has been accounted for using the historical book value of the assets, liabilities and stockholders' equity acquired from OCV in a manner similar to a pooling of interests and the Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from Oldco. Accordingly, the condensed financial statements of the Company include the historical statements of financial position at September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996 of OCV, as well as the acquired operations of SpectraVision subsequent to the date the Acquisition. Per share amounts and number of shares have been restated to reflect the 2.84 shares of OCC common stock received for every share of OCV common stock previously held. Prior to the Merger and Acquisition, OCC had no significant operations. (See Note 3 for additional discussion of the business combination.)

                        The condensed financial statements have been prepared by
            the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

3.            BUSINESS COMBINATION

                        As discussed in Note 1 to the Company's 1996 Financial
            Statements, effective October 8, 1996 (the "Closing Date"), the Company acquired all of the outstanding capital stock of SpectraVision, the primary operating subsidiary of Oldco, together with certain other assets of Oldco and its affiliates.

                        As of the Closing Date, the stockholders of OCV received
            21,750,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the net assets and properties of SpectraVision by OCC, OCC paid $4,000,000 in cash and issued 8,041,618 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. Of these, 196,382 shares of reserved stock were subsequently distributed to the Oldco bankruptcy estate for the benefit of Oldco's creditors with the remaining 12,000 shares distributed to the OCV stockholders. Ascent owned approximately 57.1% of the outstanding common stock of OCC at September 30, 1997.

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

4.           DEBT

                        In conjunction with the SpectraVision Acquisition, the
            Company obtained a $125 million credit facility with a bank (the "Credit Facility"), dated as of October 8, 1996. The Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five-year revolving credit and competitive advance facility; provided, however, that any amounts borrowed under the five-year facility will reduce the amount available under the 364-day facility. Revolving loans extended under the Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.645% depending on certain operating ratios of Company. The Credit Facility limits the Company's ability to incur indebtedness or pay dividends, but does not preclude the Company from paying cash dividends on its common stock. The Credit Facility contains customary covenants, including, among other things, compliance by the Company with certain financial covenants. The Company was in compliance with such covenants at December 31, 1996 and with such covenants, as amended, at September 30, 1997.

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

6.           NEW ACCOUNTING PRONOUNCEMENTS

                        In February 1997, the Financial Accounting Standards
            Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to nonredeemable common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the nine months ended September 30, 1997, basic and diluted EPS would not have been different than fully diluted EPS currently reported for the period. If SFAS 128 had been in effect during the nine months ended September 30, 1996, basic and diluted EPS would not have been different from the amount previously reported.

                        In June 1997, the Financial Accounting Standards Board
            adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", (SFAS 130) which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131) which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to and will adopt both SFAS 130 and 131 in fiscal 1998.

7.           SUBSEQUENT EVENT

                        On October 31, 1997, the Company sold the building which
            housed the SpectraVision spare part depot in Richardson, Texas for $4.5 million in cash.

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

                                    OVERVIEW

        OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the United States lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 motion pictures on computer controlled television sets located in their rooms. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past four years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 872,000 rooms at September 30, 1997. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies; and individually owned and franchised hotel properties.

        At September 30, 1997, approximately 87% of OCC's 872,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 86% had on-demand capability.

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

                             ANALYSIS OF OPERATIONS

EFFECTS OF SATELLITE DISRUPTION

          On January 11, 1997, OCC experienced an interruption in service for certain of it's SpectraVision hotels caused by the loss of communication with a satellite used to deliver pay-per-view programming. Approximately 950 of OCC's approximately 3,100 hotels were effected. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. By February 9, 1997, OCC was able to obtain alternate satellite service and had restored full service to all the hotels affected. The Company believes the loss of satellite service in the first quarter of 1997 resulted in approximately $3 million to $4 million of decreased EBITDA through reduced revenues and increased expenses in that period. On July 23, 1997, the alternate satellite service was terminated. As of that date, many of the rooms previously receiving only satellite broadcast were installed with tape based replacement systems. The remaining satellite only rooms, which totaled approximately 37,000 rooms, were either assigned or had service discontinued (see below).

ROOM AND INVESTMENT ACTIVITY

          Room counts during the third quarter decreased to approximately 872,000 worldwide rooms. The decrease is largely due to the assignment of approximately 45,000 SpectraVision rooms (satellite and tape based rooms) to Skylink Cinema Corporation in July 1997. Rooms with OCV systems increased during the third quarter from approximately 515,000 at June 30, 1997, to approximately 545,000 on September 30, 1997. Capital expenditures totaled $21.9 million during the quarter in support of OCV's room growth, additional expenditures on prior installations, and internal fixed asset purchases. Following is selected financial information for the three and nine months ended September 30, 1997 compared to the same periods for 1996.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)


                                               THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                   -------------------------------------------   --------------------------------------------
                                                % OF                   % OF                   % OF                     % OF
                                    SEPT.30,    TOTAL     SEPT. 30,    TOTAL     SEPT. 30,    TOTAL       SEPT. 30,   TOTAL
                                      1997     REVENUE      1996      REVENUE       1997     REVENUE         1996    REVENUE
                                   --------------------   --------------------   --------------------     -------------------
Revenues:
      Movie Revenues               $  53,544       94.0%  $  28,041       85.8%  $ 158,087       95.6%    $  83,624       8.1%
      Video Systems/Other              3,441        6.0%      4,652       14.2%      7,349        4.4%       11,559      11.9%
                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
Total Revenues                        56,985      100.0%     32,693      100.0%    165,436      100.0%       95,183     100.0%

Direct Costs
      Movie Revenues                  23,150       40.6%     11,693       35.8%     72,961       44.1%       34,624      36.4%
      Video Systems/Other              2,584        4.5%      3,680       11.3%      4,607        2.8%        8,689       9.1%
                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
Total Direct Costs                    25,734       45.2%     15,373       47.0%     77,568       46.9%       43,313      45.5%

                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
Direct Profit                         31,251       54.8%     17,320       53.0%     87,868       53.1%       51,870      54.5%

Operations                             7,812       13.7%      3,007        9.2%     25,539       15.4%        8,247       8.7%
Research & Development                 1,936        3.4%      1,060        3.2%      5,039        3.0%        2,989       3.1%
Selling, General & Administrative      5,437        9.5%      1,432        4.4%     16,327        9.9%        3,644       3.8%
                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
                                      15,185       26.6%      5,499       16.8%     46,905       28.4%       14,880      15.6%
                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
EBITDA (1)                            16,066       28.2%     11,821       36.2%     40,963       24.8%       36,990      38.9%

Depreciation & Amortization           19,636       34.5%     11,935       36.5%     58,159       35.2%       33,228      34.9%
Interest                               2,158        3.8%        738        2.3%      5,853        3.5%        1,727       1.8%
Taxes                                    340        0.6%     (1,263)      -3.9%        792        0.5%           --       0.0%
                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
                                      22,134       38.8%     11,410       34.9%     64,804       39.2%       34,955      36.7%
                                   ---------  ---------   ---------  ---------   ---------  ---------     --------- ---------
Net Income/(Loss)                  $  (6,068)     -10.6%  $     411        1.3%  $ (23,841)     -14.4%    $   2,035       2.1%
                                   =========  =========   =========  =========   =========  =========     ========= =========
CAPITAL EXPENDITURES               $  21,885              $  18,733              $  65,800                $  56,169

-----------------------------------------------------------------------------------------------------------------------------


                                                % OF                    % OF
                                    SEPT. 30,   TOTAL      SEPT. 30,    TOTAL
                                      1997      ROOMS        1996       ROOMS
                                   --------------------   --------------------
TOTAL HOTELS                           2,931                  1,588
TOTAL ROOMS                          872,000                441,000

ROOM COMPOSITION:
Geographic
      Domestic                       763,000       87.5%    424,000       96.1%
      International                  109,000       12.5%     17,000        3.9%

System Type
      Scheduled Only                 123,000       14.1%         --        0.0%
      On-Demand                      749,000       85.9%    441,000      100.0%

---------------------------------

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1996

         Total revenues for the third quarter of 1997 increased $24.3 million or 74.3% to $57.0 million, as compared to $32.7 million for the comparable period of 1996. Movie revenues increased $25.5 million or 90.9% in the third quarter of 1997 to $53.5 million, as compared to $28.0 million in the third quarter of 1996. The increase was primarily due to the acquisition of SpectraVision and to a lesser degree, increases in the OCV room base. The Company's room base increased from approximately 441,000 rooms at September 30, 1996 to approximately 872,000 rooms at September 30, 1997. Approximately 470,000 rooms were acquired in the SpectraVision Acquisition, approximately 45,000 of which had been assigned to Skylink Cinema Corporation in July 1997. Video system sales and other revenues decreased $1.2 million or 26.0% to $3.4 million as compared to $4.7 million in 1996, principally due to a slowdown in ordering of video systems from two of the Company's primary licensees.

         Total direct costs of revenues for the third quarter of 1997 increased $10.4 million or 67.4% to $25.7 million, as compared to $15.4 million for the third quarter of 1996. Direct costs associated with movie revenue in the third quarter of 1997 increased 98.0% to $23.2 million, as compared to $11.7 million for the same period in 1996, and as a percentage of movie revenue increased to 43.2% at September 30, 1997 from 41.7% at September 30, 1996. The increase is principally attributed to lower revenues from free-to-guest programming from the hotels, higher royalties on feature movies and higher hotel commissions expense on the SpectraVision room revenues. Direct costs from video system sales and other revenues decreased 29.8% to $2.6 million in 1997, as compared to $3.7 million in 1996, primarily as a result of a decline in sales volume of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 75.1% from 79.1% in 1996, primarily attributable to the increase in other revenues which have significantly higher margins than video system sales.

         Operations costs, which consists primarily of technical field support for the hotels, for the third quarter of 1997 increased $4.8 million or 159.8% to $7.8 million, as compared to $3.0 million in the third quarter of 1996, and as a percentage of total revenue increased to 13.7% from 9.2% in 1996. The increase is primarily due to the higher field service costs to support the acquired SpectraVision equipment and the SpectraVision spare part depot used to refurbish SpectraVision equipment.

         Research and development expenses for the third quarter of 1997 increased $0.9 million or 82.6% to $1.9 million from $1.1 million in the third quarter of 1996, and increased as a percentage of total revenue to 3.4% from 3.2% in 1996. The reason for the increase is due to the sustaining engineering support requirements of the SpectraVision platforms, and additionally the development of the company's new digital technologies.

         Selling, general and administrative expenses for the third quarter of 1997 increased $4.0 million or 279.7% to $5.4 million, as compared to $1.4 million in the third quarter of 1996, and as a percentage of total revenue increased to 9.5% from 4.4% in the third quarter of 1996. The increase is principally due to costs to support the SpectraVision room base, activities to integrate SpectraVision's and OCV's accounting and operational systems, and higher administrative costs associated with being a public company with an expanded international presence .

         Depreciation and amortization expenses for the third quarter of 1997 increased $7.7 million or 64.5% to $19.6 million, as compared to $11.9 million for the third quarter of 1996, and decreased as a percentage of total revenue to 34.5% at September 30, 1997 from 36.5% at September 30, 1996, and as a percentage of movie revenue decreased to 36.7% at September 30, 1997 from 42.6% at September 30, 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The dollar increase is primarily due to capital investments associated with the growing OCV room base and with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in-room assets. The percentage decrease is primarily attributable to the lower cost basis of the acquired SpectraVision assets.

         Interest expense for the third quarter of 1997 increased $1.4 million or 192.4% to $2.2 million, as compared to $0.7 million in the third quarter of 1996. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and debt used to complete the acquisition of SpectraVision.

         Provision for income taxes for the third quarter of 1997 increased $1.6 million or 126.9% to $0.3 million as compared to an income tax benefit of $1.3 million in the third quarter of 1996. The income tax expense in 1997 represents tax on income in foreign jurisdictions.

         Redeemable common stock accretion was eliminated in 1997 as this security was converted to common stock in 1996. The accretion in the third quarter of 1996 was $0.2 million.

         EBITDA for the third quarter of 1997 increased $4.2 million or 35.9% to $16.1 million as compared to $11.8 million in the third quarter of 1996. EBITDA as a percentage of total revenue decreased to 28.2% in 1997 from 36.2% in 1996. The reduced percentage is primarily due to the higher direct costs and operating expenses associated with operating the SpectraVision business as discussed above.

         Net income (loss) decreased to a net loss of $6.1 million for the third quarter of 1997 from net income of $0.4 million for the third quarter of 1996 due to the factors described above.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1996

         Total revenues for the nine months ended September 30, 1997 increased $70.3 million or 73.8% to $165.4 million, as compared to $95.2 million for the comparable period of 1996. Movie revenues increased $74.3 million or 88.6% in the nine months of 1997 to $158.1 million, as compared to $83.8 million in the nine months of 1996. The increase was primarily due to the acquisition of SpectraVision and to a lesser degree, increases in OCV room base. Management believes revenues in the first nine months of 1997 would have been higher by approximately $3 million to $4 million had the satellite disruption, as previously discussed, not occurred. Video system sales and other revenues decreased $4.0 million or 35.4% to $7.3 million as compared to $11.4 million in 1996, principally due to a slowdown in ordering of video systems from two of the Company's primary licensees.

         Total direct costs of revenues for the nine months ended September 30, 1997 increased $34.3 million or 79.1% to $77.6 million, as compared to $43.3 million for the same period of 1996. Direct costs associated with movie revenue in the first nine months of 1997 increased 110.7% to $73.0 million, as compared to $34.6 million for the same period in 1996, and as a percentage of movie revenue increased to 46.2% for the nine months ended September 30, 1997 from 41.3% for the nine months ended September 30, 1996. The increase is principally attributed to lower revenues from free-to-guest programming from the hotels, higher royalties on feature movies and higher hotel commissions expense on the SpectraVision room revenues. Direct costs from video system sales and other revenues decreased 47.0% to $4.6 million in 1997, as compared to $8.7 million in 1996, primarily as a result of a decline in sales volume of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 62.7% from 76.4% in 1996, primarily attributable to the increase in other revenues which have significantly higher margins than video system sales.

         Operations costs, which consists primarily of technical field support for the hotels, for the nine months ended September 30, 1997 increased $17.3 million or 209.7% to $25.5 million, as compared to $8.2 million in nine months ended September 30, 1996, and as a percentage of total revenue increased to 15.4% in 1997 from 8.7% in 1996. The increase is primarily due to the higher field service costs to support the acquired SpectraVision equipment, the SpectraVision spare part depot used to refurbish SpectraVision equipment, and expenses associated with the satellite outage, as previously discussed. Expenses in the first nine months associated with the deployment of alternative satellite capacity in the affected SpectraVision hotels was approximately $1 million.

         Research and development expenses for the nine months ended September 30, 1997 increased $2.1 million or 68.6% to $5.0 million from $3.0 million in the nine months of 1996, but decreased slightly as a percentage of total revenue to 3.0% for 1997 from 3.1% for 1996. The reason for the increase is due to the sustaining engineering support requirements of the SpectraVision platforms, and additionally the development of the company's new digital technologies.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 increased $12.7 million or 348.1% to $16.3 million, as compared to $3.6 million for the same period of 1996, and as a percentage of total revenue increased to 9.9% in 1997 from 3.8% in 1996. The increase is principally due to costs to support the SpectraVision room base, activities to integrate SpectraVision's and OCV's accounting and operational systems, and higher administrative costs associated with being a public company with an expanded international presence.

         Depreciation and amortization expenses for the nine months ended September 30, 1997 increased $25.0 million or 75.0% to $58.2 million, as compared to $33.2 million for the same period in 1996, and increased as a percentage of total revenue to 35.2% for the first nine months of 1997 from 34.9% for 1996, however, as a percentage of movie revenue, decreased to 36.8% for 1997 from 39.6% for 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The dollar increase is primarily due to capital investments associated with the growing OCV room base and with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in-room assets. The percentage decrease is primarily attributable to the lower cost basis of the acquired SpectraVision assets.

         Interest expense for the nine months ended September 30, 1997 increased $4.1 million or 238.9% to $5.9 million, as compared to $1.7 million for the same period of 1996. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and debt used to complete the acquisition of SpectraVision.

         Provision for income taxes for the nine months ended September 30, 1997 increased $0.8 million as compared to zero income tax expense in the same period of 1996. The income tax expense in 1997 represents tax on income in foreign jurisdictions.

         Redeemable common stock accretion was eliminated in 1997 as this security was converted to common stock in 1996. The accretion in the first six months of 1996 was $0.3 million.

         EBITDA for the nine months ended September 30, 1997 increased $4.0 million or 10.7% to $41.0 million, as compared to $37.0 million for the same period of 1996. The increase is due to larger revenue for the nine months ended September 30, 1997, as compared to the same period of 1996. EBITDA as a percentage of total revenue decreased to 24.8% in 1997 from 38.9% in 1996. The reduced percentage is primarily due to direct costs and operating expenses associated with operating the SpectraVision business, and additionally lost revenue and increased costs associated with the satellite outage.

         Net income (loss) decreased to a net loss of $23.8 million for the nine months ended September 30, 1997 from net income of $2.0 million for the same period of 1996 due to the factors described above.

SEASONALITY

         The Company's business is expected to be seasonal, with higher revenues generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during the nine months ended September 30, 1997 were cash from operations of $32.8 million, and borrowing of $29.0 million from the revolving line of credit with NationsBank of Texas, N.A. (NationsBank). Cash was expended primarily for capital expenditures which totaled $65.8 million for the first nine months of the year, primarily for the installation of on-demand systems in hotels.

         As previously noted, the Company's line of credit with NationsBank was increased from $125 million to $150 million during the first quarter. At September 30, 1997, the Company had $127 million outstanding under the line of credit. The Company is in the process of finalizing negotiations with NationsBank to increase the Company's line of credit and amend certain other terms and conditions of its credit agreement (the "New Facility"). The Company expects that cash from operations and the Credit Facility will be sufficient to finance its expected investment in in-room video systems for the remainder of 1997.

RESTRICTIONS ON DEBT FINANCINGS

         Pursuant to the Corporate Agreement entered into between Ascent and OCC, the Company has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility and indebtedness incurred in the ordinary course of operations, as limited by Ascent. Ascent's limitation on such OCC indebtedness currently stands at $130 million through December 31, 1997, although Ascent has agreed to increase such limitations to $140 million contingent upon OCC's entering into the New Facility. Restrictions on OCC's ability to incur additional debt could adversely affect the Company's plans for growth, its ability to develop new products and technologies and its ability to meet its liquidity needs.

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

ITEM 2.     CHANGES IN SECURITIES:
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES:
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K:
            None



EXHIBIT NO.                  DESCRIPTION

27.0                    Financial Data Schedule

------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on November 13, 1997.


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




                                               /s/   PAUL J. MILLEY
                                               --------------------------------
                                               Paul J. Milley
                                               Senior Vice President, Finance
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
-------                           -----------

27.0                Financial Data Schedule