Form 10-K
period 1997-12-31
ON COMMAND CORP
filed 1998-03-30
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock                                      NASDAQ National Market System
Series A Common Stock Purchase Warrants           NASDAQ National Market System
Series B Common Stock Purchase Warrants           NASDAQ National Market System

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 3, 1998, was $167,616,737 based upon a price of $13.188 per share, which was the average of the bid and asked prices of such stock on March 3, 1998, as reported on the NASDAQ National Market Reporting System. As of March 3, 1998, there were 29,850,208 shares of the Registrant's Common Stock issued and outstanding and 1,424,875 Series A Warrants, 2,529,803 Series B Warrants, and 3,450,000 Series C Warrants (non-registered) issued and outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement with respect to its annual meeting of stockholders is incorporated by reference herein.

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Item 1.        Business

               Introduction                                              1
               General                                                   1
               Industry Overview                                         2
               Operating and Growth Strategies                           3
               Services and Products                                     3
               Sales and Marketing                                       5
               Installation and Service Operations                       6
               Hotel Contracts                                           6
               Technology                                                6
               Suppliers                                                 6
               Integrating Operations                                    7
               Competition                                               7
               Regulation                                                8
               Patents, Trademarks, and Copyrights                       9
               International Markets                                     9
               Other Guest Services                                      9
               Markets and Customers                                    10
               Employees                                                10

Item 2.        Properties                                               10

Item 3.        Legal Proceedings                                        11

Item 4.        Submission of Matters to a Vote of Security Holders      11
               Executive Officers of Registrant                         11

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters                                      13

Item 6.        Selected Financial Data                                  14

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15

Item 8.        Financial Statements and Supplementary Data              21

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      41

Item 10.       Directors and Officers of the Registrant                 41

Item 11.       Executive Compensation                                   41

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                           41

Item 13.       Certain Relationships and Related Transactions           41

Item 14.       Exhibits, Financial Statements, Schedules and            41
               Reports on Form 8-K

                                     PART I

        This Form 10-K may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect On Command Corporation's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors, which could cause actual results to differ materially, are described in the following paragraphs and are particularly noted under Business Risks on pages 18 through 21 and the Company's Reports on Forms 10-Q and 10-K, as filed with the Securities and Exchange Commission. Although the Company has attempted to list some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results.


ITEM 1. BUSINESS

INTRODUCTION

        On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of (i) effecting the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly-owned subsidiary of OCC, and
(ii) effecting the acquisition (the "Acquisition") of Spectradyne, Inc., a wholly-owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition, Spectradyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). At the time of the Merger and Acquisition, Ascent had been a majority-owned subsidiary of COMSAT Corporation ("COMSAT"). On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes.

        The Merger and Acquisition were effective on October 8, 1996. The Merger was accounted for using the historical book value of the assets, liabilities, and stockholders' equity acquired from OCV in a manner similar to a pooling of interests. The Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from SpectraVision. Prior to the Merger and Acquisition (collectively hereafter, the "Acquisition"), OCC had no significant operations.

        As of the closing date of the Acquisition, the stockholders of OCV received 21,750,000 of OCC Common Stock (72.5% of the initial OCC Common Stock, of which Ascent received 17,149,766 shares). In consideration for the acquisition of the assets and properties of SpectraVision by OCC, OCC paid $4 million in cash and allocated 8,041,618 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition for potential adjustments. Of these, 196,382 shares of reserve stock were subsequently distributed to the Oldco bankruptcy estate for the benefit of Oldco's creditors with the remaining 12,000 shares distributed to the OCV stockholders.

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

        Unless otherwise indicated, all references to "On Command Corporation", "OCC" or the "Company" will include On Command Corporation and its wholly owned subsidiaries.

GENERAL

        OCC, a Delaware corporation, is a holding company whose principal assets are OCV, SpectraVision, and On Command Development Corporation, each of which operates as a separate, wholly owned subsidiary of On Command Corporation.

        OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. Currently, OCC's primary on-demand platform is the patented OCV system, a video selection and distribution technology platform that allows hotel guests to select at any time from 20 to up to 50 motion pictures on-demand by computer controlled television sets located in their rooms.

        The OCV platform also provides for in-room viewing of free-to-guest programming of select cable channels (such as HBO, Showtime, ESPN, CNN and the Disney Channel) and other interactive and information services. OCV primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties, predominantly in the deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Hyatt, Wyndham, DoubleTree, Fairmont, Embassy Suites, and Four Seasons, and to other select hotels. OCV has experienced rapid growth in the past four years, increasing its base of installed on-demand rooms from approximately 37,000 rooms at the end of 1992 to approximately 576,000 rooms at December 31, 1997.

        At December 31, 1997, approximately 86.6% of OCC's 893,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, and the Asia-Pacific region. In addition to installing OCV systems in hotels served by OCV, OCV sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and MagiNet Corporation (formerly Pacific Pay Video Limited), which has been licensed to use OCV's system to provide on-demand in-room entertainment in the Asia-Pacific region.

        SpectraVision was historically a leading provider of interactive in-room video entertainment services to the lodging industry. Founded in 1971, SpectraVision's former parent, Oldco, originally developed and patented a system that provides in-room television viewing of recently released major and other motion pictures on a pay-per-view basis. SpectraVision subsequently expanded its services to include providing pay-per-view motion pictures in an on-demand format, delivering free-to-guest programming, and providing interactive services that capitalized on SpectraVision's proprietary two-way communications equipment. Like OCV, SpectraVision also provides in-room viewing of free-to-guest programming of similar select cable channels and other interactive services.

        At December 31, 1997, SpectraVision equipment was in place in approximately 317,000 rooms, with approximately 233,000 installed rooms in the United States, and the balance located in Canada, Asia, Europe and Mexico.

        On Command Development Corporation develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

INDUSTRY OVERVIEW

        Providing in-room entertainment and information services to the lodging industry includes offering pay-per-view major motion pictures, free-to-guest programming of select pay cable channels, and an increasing array of interactive programs and information. Pay-per-view services were introduced in the early 1970's and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including OCV's patented video switch) has enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, and video games. The market for in-room entertainment and information is characterized as a highly competitive environment among a few industry-dedicated companies, as well as new entrants.

OPERATING AND GROWTH STRATEGY

        In October 1996, OCC acquired the assets and certain liabilities of SpectraVision, at the time the second largest provider of in-room, on-demand entertainment and information services to the domestic lodging industry. The Acquisition enhanced OCC's position as the leading provider of on-demand in-room entertainment and information services to the lodging industry and approximately doubled the number of installed rooms served by OCC.

        On Command Corporation's current operating and growth strategy is to (i) increase its installed hotel customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring, and servicing hotels which are acquired or constructed by existing customers, (ii) increase revenues and decrease costs in certain hotels acquired in the SpectraVision acquisition by installing OCV technology offering greater reliability, broader selection, and more viewing flexibility, (iii) create new revenue sources through an expanding range of interactive and information services offered to the lodging industry, and (iv) expand its room base in underserved foreign markets.

        Prior to the Acquisition and through 1997, OCV had experienced rapid growth, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 576,000 rooms in approximately 2,078 hotels at December 1997. Conversely, SpectraVision, as a result of financial constraints and its bankruptcy filing in June 1995, experienced deterioration in its room base. SpectraVision's room base had decreased from approximately 1,059,000 installed rooms December 1992 to approximately 469,000 rooms as of the Acquisition.

        The Acquisition also increased OCC's international base of rooms, better positioning it to expand further into international markets, which represents an opportunity for growth for OCC. As of December 31, 1997, approximately 13.4% of OCC's hotel rooms served, or 120,000 rooms, are located in international markets.

        OCC has substantially completed the integration of SpectraVision's operating systems, financial reporting, sales, marketing and management following the Acquisition. In addition, OCC has been actively pursuing the renewal or extension of most of these contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV on-demand pay-per-view movie service and related services. As of December 31, 1997, OCC converted approximately 67,000 rooms from SpectraVision's scheduled system to OCC's on-demand system. Management expects to have a substantial majority of SpectraVision rooms converted to OCV's on-demand system by the end of 2000.

SERVICES AND PRODUCTS

        Pay Per View

        Through its OCV and SpectraVision subsidiaries, OCC provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and independent non-rated motion pictures for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose from 20 to up to 50 different movies with an on-demand system, or from eight to twelve movies with a scheduled system.

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

        OCC provides service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost, and OCC retains ownership of all its equipment used in providing the service. Traditionally, the hotel provides its own televisions, however, based on certain economic evaluations, OCC may provide televisions to hotels in exchange for other contractual consideration. OCC undertakes a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property and the configuration of the system installed, and if televisions are provided by the Company to the hotel property, the installation cost of a new, on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $375 to $750 per room. If the Company does not provide televisions to the hotel property, the average costs are $375 to $450 per room. OCC's contracts with hotels generally provide that OCC will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit OCC to set the movie price. The hotels collect movie-viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that varies depending upon the size and profitability of the system. Some contracts also require OCC to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

        The revenue generated from OCC's pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace, and, over time, based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel segments of the lodging industry. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions. Currently, OCC's movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest and, in certain hotels with OCV systems, $4.95 for each subsequent purchase by the same guest on the same day. The SpectraVision equipped hotels do not currently discount second buys.

        OCV

        On Command Video(TM) On Demand System. The On Command Video System was patented by OCV in 1992 and consists of a microprocessor controlling the television in each room, a hand-held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of OCV's proprietary video switching technology. Movie starts are controlled automatically by the system computer. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill.

        Manual functions of the OCV equipment and system are limited to changing videocassettes once per month and are all handled by OCC's service personnel who also update the system's movie titles screens. OCV's information system is capable of generating regular reports of guests' entertainment selections, permitting OCV to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. OCV provides more copies of the most popular programming to hotels. The high-speed, two-way digital communications capability of the OCV system enables OCC to provide advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The OCV system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

        For example, in a typical hotel with 400 rooms, the central head-end video rack would consist of approximately 120 video cassette recorders containing up to ten copies of the most popular movies and a total of up to 50 different titles. The OCV system includes a computerized in-room on-screen menu that offers to guests a list of only those movie selections available to the guest at that time. As a result, even though the on-screen menu may not include a list of all titles available in the particular hotel, the list includes all movies available to the guest at that particular time, thus eliminating the possibility of a guest being disappointed when the guest's selection is not available. OCC markets the full scale OCV video on-demand systems to business and luxury hotels.

        Video NOWO(TM). The Video NOW system works with the hotel's existing televisions and telephones allowing guests to use their touch-tone telephones to access on-demand movies and other programming and was targeted to select midscale hotels. During 1997, OCV began to discontinue the marketing of Video NOW systems due to the Company's development of a lower-cost, scalable, on-demand system based substantially upon the On Command Video patented system.

        During 1997, OCC developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. New technology and services being tested by OCC include a digital server technology and an Internet offering. OCC is also testing shorter and more targeted non-movie programming on a lower cost pay-per-view basis. The
                                       4
initial categories of content include business, lifestyle and kids-only. In addition, OCC is in the process of long-term testing of a new sports category of programming that provides hotel guests with a selection of out-of-market sports not televised nationally, or subject to local blackout restrictions.

        SpectraVision

        By comparison with OCV systems, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems, or only offer hotel guests eight movies per day at scheduled times, or some combination thereof.

        Tape-Based SpectraVision(TM). SpectraVision originated a tape based system which typically offers a hotel guest eight movies per day at predetermined times.

        Guest Theater(TM). Guest Theater systems use digital satellite delivery technology that was introduced in 1993. The SpectraVision Guest Theater service was discontinued during 1997 due to the loss of the AT&T Telstar 401 satellite that occurred in January 1997.

        Guest Choice(TM). In 1991, SpectraVision introduced the Guest Choice system to provide hotel guests with on-demand viewing of videotapes based upon proprietary equipment and software.

        Digital Guest Choice(TM). In 1994, SpectraVision introduced a new digital video on-demand service, called Digital Guest Choice. The Digital Guest Choice system provides on-demand viewing of digitally stored movies that reside on high capacity disk arrays. While the Company is in the process of converting Digital Guest Choice systems in the United States to its OCV on-demand systems, some units of Digital Guest Choice equipment will continue to be used in Asia.

        Free-To-Guest Services

        OCC also markets free-to-guest services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, Showtime, CNN, ESPN, WTBS, and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements, including having the hotel pay the company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in the Company's other offerings.

SALES AND MARKETING

        Substantially all of OCV's growth has derived from obtaining contracts with hotels in the United States not under contract with existing vendors or served by other vendors as the contracts covering such hotels expired. On Command Corporation believes that, as a result of the Acquisition, opportunities for additional growth in the United States will be more limited than in the past. Therefore, the Company intends to focus its strategy for obtaining new hotel customers in international markets. The Company believes that, relative to the United States, many international markets are underserved by the in-room entertainment industry.

        OCC's marketing efforts are primarily focused on business and luxury hotels with approximately 150 rooms or more. Management believes that such hotels consistently generate the highest revenues per room in the lodging industry and have the highest potential for new service revenue growth. The Company also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. In connection with such smaller hotel segments, the Company has recently begun to employ additional engineering development and marketing efforts to target hotels with guestrooms under 150 rooms. On Command intends to continue targeting established hotel chains, certain business and luxury hotel management companies, and selected independent hotels.

        OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month. OCC believes it has been successful at renewing its hotel contracts due to its large capital investment in wiring infrastructure of the hotel and its high quality service record.

INSTALLATION AND SERVICE OPERATIONS

        At December 31, 1997, OCC's installation and service organization consisted of approximately 355 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC in the United States and Canada, including system maintenance and distribution of videocassettes. OCC's installation personnel also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

        OCC maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCV and SpectraVision systems enables the technician to identify and resolve a majority of the reported system malfunctions from OCC's service control center without visiting the hotel property. Should a service visit be required, the modular design of the OCV and SpectraVision systems generally permits installation and service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

        The Company typically negotiates and enters into a separate contract with each hotel for the services provided, except for some of the Company's large hotel management customers, in which case the Company negotiates and enters into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1997, approximately 4.5% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 7.4% of the pay-per-view hotels served by OCC have contracts expiring in 1998. However, some of the SpectraVision hotel contracts, which the Company classified internally as expired, have two-year automatic renewal provisions under certain conditions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

TECHNOLOGY

        OCC's product development philosophy is to design high quality entertainment and information systems which incorporate features allowing the Company to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of the OCV system enables the Company to provide advanced interactive features such as video games in addition to basic guest services such as video checkout, room service ordering, and guest survey.

        The Company's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, televisions, amplifiers, and computers. Because the Company's systems generally use industry standard interfaces, OCC can integrate new technologies as they become economically viable.

        In 1993, SpectraVision, through its parent company Oldco, entered into an agreement with Electronic Data Systems Corporation ("EDS") to install a satellite-based digital movie delivery system to replace its existing tape-based delivery systems. Upon completing the Acquisition, OCC entered into a new agreement with EDS for the continued delivery of the satellite-delivered service for up to 45 months after the closing of the Acquisition. On January 11, 1997, OCC experienced an interruption in the EDS satellite-delivered service caused by the loss of AT&T's Telstar 401 satellite. Of the 950 SpectraVision hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. The Company then entered into a six-month agreement with Hughes Network Systems for transponder capacity on a GE Americom Communications, Inc. satellite to resume the satellite service through July 1997. Thereafter, OCC transferred its remaining approximately 26,500 satellite served rooms, along with certain other rooms that did not meet OCC's target customer profile, to Skylink Cinema Corporation ("Skylink").

SUPPLIERS

        OCC contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by On Command Development Corporation. Historically, these suppliers have been dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. In addition, some of the SpectraVision systems currently installed in hotels require a high level of service and repair. As these systems become older, servicing replacement parts will become more difficult. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes could be made. In such event, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations.

        The head-end electronics are assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where it is installed by OCC-employed and trained technicians, typically assisted by independent contractors.

        For those hotels for which the Company supplies televisions, On Command purchases such televisions from a small number of television vendors. In the event of a significant price increase for televisions by such vendors, the Company could face additional, unexpected capital expenditure costs.

        OCC, through its OCV and SpectraVision subsidiaries, maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and/or their domestic and international distributors and programming networks. OCC believes its relationships with all suppliers are good, except for Showtime Networks Inc., ("Showtime") which is disputing OCV's performance of the contract with Showtime in connection with OCV's termination of scheduled satellite pay-per-view service. [Supreme Court of the State of New York, County of New York, Index No. 95-600849]. Showtime is currently installed in approximately 3.4% of OCC's room base.

        In addition, the Company receives satellite signal transport services for much of its domestic cable television programming from DIRECTV, Inc. While the Company believes that its relationship with DIRECTV, Inc. is good, an interruption in DIRECTV's satellite service could interfere with the Company's ability to serve many of its hotel customers' free-to-guest cable programming requirements.

INTEGRATING OPERATIONS

        On Command Corporation has largely completed the full integration of its operations in support of the OCV and SpectraVision systems. Some remaining system development and field support projects will continue into 1998. In addition, OCC has continued to pursue the renewal or extension of certain hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV on-demand pay-per-view service and related services.

COMPETITION

        In the U.S., taking into account the various providers of cable television services, there are numerous providers of in-room video entertainment to the lodging industry, at least two of which provide on-demand pay-per-view, free-to-guest programming, and guest services by means of the in-room television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

        Pay-per-view, the most profitable component of the services offered, competes for a guest's time and entertainment resources with broadcast television, free-to-guest programming, and cable television services. In addition, there are a number of potential competitors that could use their existing infrastructure to provide in-room entertainment and/or information services to the lodging industry including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors are already providing free-to-guest services to hotels and testing video-on-demand.

        Furthermore, while the Company is addressing the likelihood of increased demand for Internet services in the hotel guestroom, OCC may face additional competition in this area from traditional as well as new competitors. Some of these competitors may be better funded from both public capital or private venture capital markets and have access to additional capital resources which OCC does not have.

        OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment services to the United States lodging industry. OCC is also the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment services to the lodging industry on a worldwide basis. Domestically, OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a domestic and international regional basis with certain other smaller entities. Based on publicly available information, OCC estimates that, at December 31, 1997, LodgeNet served approximately 512,000 pay-per-view rooms, as of which approximately 484,000 are equipped with on-demand service. At December 31, 1997, OCC served approximately 893,000 rooms, of which approximately 765,000 are on-demand rooms.

        Competition with respect to new pay-per-view contracts centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment and information systems, (ii) the quality of the vendor's technical support and maintenance services, and (iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

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

        OCC also competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the service provided.

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

REGULATION

        The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate On Command Corporation's pay-per-view or free-to-guest services. However, the FCC's jurisdiction does encompass certain aspects of On Command Corporation's operations as they related to the offering of satellite-delivered pay-per-view movies during the first portion of 1997.

        The FCC's jurisdiction also encompasses certain aspects of On Command Corporation's operations as they related to its use of the radio frequency spectrum in certain hotels acquired in connection with SpectraVision. SpectraVision had obtained optional licenses from the FCC for a number of its downlink, television receive-only satellite receivers, which are used to receive transmissions from communications satellites in connection with its free-to-guest services. SpectraVision had also obtained the required licenses for the microwave point-to-point relay facilities.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

        The Company owns a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems. Although OCC maintains these patents, On Command Corporation believes that the design, innovation, and quality of its products and their relations with its customers are at least as important, if not more so, to the maintenance and growth of the Company. The Company also owns various trade names, trademarks, service marks, and logos used in its businesses, which OCC intends to actively protect.

INTERNATIONAL MARKETS

        In addition to its operations in the fifty United States, OCC offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region.

        The Company on average experiences higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. However, the Company generally also incurs greater capital expenditure and operating costs outside the United States. At December 31, 1997, the Company serviced 420 hotels with a total of 120,000 rooms located outside the United States.

        The competition to provide pay-per-view services to hotels is even more dispersed in international markets, than in the United States. Expansion of OCC's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder OCC's efforts to grow its base of hotel rooms in foreign markets.

OTHER GUEST SERVICES

        In addition to entertainment services, OCC provides other guest services to the lodging industry. Some of these services generate revenues and cash flows that are independent of viewing levels. These services use two-way interactive communications capability of the Company's equipment and room availability monitoring. The hotel typically pays a fixed monthly fee for each service selected. Among the guest services provided are video check-out, room service ordering and guest satisfaction survey. Guest services are also currently available in Spanish, French, and certain other foreign languages. In most cases, the guest services are made a part of the contract for pay-per-view services which typically runs for a term of five to seven years.

        Furthermore, OCC sells systems to certain other providers of in-room entertainment including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and MagiNet Corporation (formerly Pacific Pay Video Limited), which has been licensed to use OCC's system to provide on-demand in-room entertainment in the Asia Pacific region and at December 31, 1997, provided service to approximately 75,800 rooms.

        In addition, the Company is developing and testing technology that will bring Internet and other services to hotel guests in their rooms.

MARKETS AND CUSTOMERS

        On Command currently provides entertainment and information services to hotels which are associated with major hotels chains, management companies and independent hotels including Adam's Mark, DoubleTree (Promus), Embassy Suites, Fairmont, Four Seasons, Hilton, Holiday Inn, Hyatt, Loews, Marriott (including Courtyard Inn, Fairfield Inn & Residence Inn), Omni, Patriot American, Renaissance, Starwood Lodging, Westin and Wyndham. OCC serves major chains and selected other hotels throughout the United States, Canada, Mexico, the United Kingdom, Spain, France, Australia, and the Asia-Pacific region.

        The following table sets forth certain information regarding the number of hotels and rooms served by OCC as of December 31, 1997 and 1996, respectively:

                                                   As of December 31
                                           -------------------------------
                                           1997                       1996
                                           ----                       ----
Hotels Served:
   U.S.                                   2,642                      2,706
   Non-U.S.                                 418                        438



Rooms Served: (1)
   U.S.                                   773,005                    801,952
   Non-U.S                                120,409                    115,663

Revenue per Equipped                 $18.19/month               $20.87/month
Room (RER) (2)


(1) The decrease in rooms in 1997 is primarily due to the sale and termination of certain U.S. hotel contracts, which hotels featured pay-per-view movies by means of satellite transmission only.

(2) The decline in RER in 1997 is due to SpectraVision equipped hotels having a lower RER than OCV rooms and OCC's inclusion of twelve months of SpectraVision RER results for 1997, versus including only three months of SpectraVision RER results for 1996.


EMPLOYEES

        As of December 31, 1997, OCC employed a total of 773 persons, including 61 in engineering, 332 in domestic installation and service, 180 in domestic manufacturing and operations, 10 in sales, 97 in management, administration, finance, and 93 in international service and operations. During fiscal year 1997, the vast majority of research and development efforts have been performed by the Company's employees rather than outside consultants. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.

ITEM 2. PROPERTIES

        On Command Corporation currently leases its headquarters located in San Jose, California. The headquarters contain approximately 131,000 square feet of office, light manufacturing, and storage space. In connection with the acquisition of SpectraVision, On Command Corporation acquired the SpectraVision headquarters building in Richardson, Texas which contained approximately 84,000 square feet of office, light manufacturing, and storage space. OCC sold the Richardson facility in the fourth quarter of 1997 and leased back the facility through March 31, 1998. The Company will complete the closure of the Richardson facility in March 1998 and transfer necessary operations to the San Jose headquarters at that time. In connection with the Acquisition, OCC also acquired other leased space that housed SpectraVision's customer support operations throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong, and Australia. The Company's properties are suitable and adequate for the Company's business operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

      In accordance with General Instruction G to the Annual Report on Form 10-K, included herein is the following table, which sets forth the names, ages, at March 1, 1998, and titles of executive officers of the Company, and biographical information with respect to such officers.

 Name                                   Age       Position
 ----                                   ---       --------
 Robert M. Kavner                       54        President, Chief Executive Officer, and
                                                  Director

 Brian A.C. Steel                       38        Executive Vice President, Chief Financial
                                                  Officer, Chief Operating Officer, and
                                                  Director

 Ronald D. Lessack                      51        Senior Vice President, Operations

 Richard C. Fenwick, Jr.                40        Senior Vice President, Engineering

 Paul J. Milley                         44        Senior Vice President, Finance

 Jill E. Fishbein                       36        Senior Vice President, Legal, General
                                                  Counsel, and Secretary

 Jean A. deVera                         48        Senior Vice President, National Accounts


      Robert M. Kavner has been President, Chief Executive Officer, and Director of On Command Corporation since September 1996. Prior thereto, Mr. Kavner was a principal in Kavner & Associates, a consulting firm for media and communication companies. From June 1994 through September 1995, Mr. Kavner was an Executive Vice President of Creative Artists Agency, Inc. Prior to joining Creative Artists Agency, Mr. Kavner was Executive Vice President of AT&T Corp. ("AT&T") and Chief Executive Officer of AT&T's Multimedia Products and Services Group. He was also a member of AT&T's Management Executive Committee. From 1992 to 1994, Mr. Kavner was Group Executive for Communications Products Group of AT&T. From 1988 to 1991, Mr. Kavner was President of AT&T's Data Systems Group. Mr. Kavner is also a director of the Fleet Financial Corp. and Earthlink Networks, Inc.

      Brian A.C. Steel has been Executive Vice President, Chief Financial Officer, and Chief Operating Officer of On Command Corporation since September 1996 and a Director of On Command Corporation since October 1996. Prior thereto, Mr. Steel was Executive Vice President, Strategic Development, and Chief Financial Officer for TELE-TV, a video services partnership among several regional telephone companies, since August 1995. Prior to joining TELE-TV, Mr. Steel was Vice President, Strategic Development of Pacific Telesis Enhanced Services, General Manager of Pacific Telesis Electronic Publishing Services, and Executive Director, Corporate Development of Pacific Telesis Group from January 1994 to July 1995. Prior to joining Pacific Telesis, Mr. Steel was a principal in Conversion Management Associates from January 1993 to December 1993. From June 1986 to December 1992, Mr. Steel was employed by Shearson Lehman Brothers Inc. as Senior Vice President, Real Estate Merchant Banking Group and First Vice President, E.F. Hutton Properties.

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

      Richard C. Fenwick, Jr. has been Senior Vice President of Engineering since December 1996 and was named Vice President, Engineering of On Command Corporation in September 1996. Mr. Fenwick had been Vice President, Engineering of OCV since September 1992.

      Paul J. Milley has been Senior Vice President, Finance since December 1996. Prior thereto, Mr. Milley was Vice President and Chief Financial Officer of The 3DO Company where he worked since October 1993. Prior to joining the 3DO company, Mr. Milley was Senior Vice President and Chief Financial Officer of Computerland Corporation where he worked from July 1989 to September 1993.

      Jill E. Fishbein has been Senior Vice President, Legal, General Counsel and Secretary since December 1996. Ms. Fishbein was Vice President, General Counsel, and Secretary of Network General Corporation from October 1994 through December 1996. Prior to joining Network General Corporation, Ms. Fishbein was Legal Counsel at Electronic Arts Inc. from April 1992 to September 1994.

      Jean A. deVera has been Senior Vice President, National Accounts of On Command Corporation since October 1997, having been promoted from Vice President, National Accounts, a title Ms. deVera held since September 1996. Prior to joining On Command Corporation, Ms. deVera was Vice President, National Accounts of OCV since January 1994. From 1977 through December 1993, Ms. deVera held various positions at COMSAT Video Enterprises, the last of which was Director of Sales Administration.

                                     PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On Command Corporation's Common Stock and Series A and B Warrants are traded on the NASDAQ National Market under the symbols ONCO, ONCOW, and ONCOZ respectively. Series C Warrants were given to an advisor to the Acquisition transaction but were not registered for public trading. The high and low closing prices for On Command Corporation's securities during the periods January 1, 1997 through December 31, 1997 and October 8, 1996 through December 31, 1996 are as follows:

                                                        Price Range
                                                   ----------------------
           Common Stock                               High          Low
           ------------                            --------      --------
           1997:
           First Quarter                           $16.0000      $10.7500
           Second Quarter                          $12.6250      $ 8.1250
           Third Quarter                           $15.2500      $10.7500
           Fourth Quarter                          $13.7500      $11.8750

           1996:
           Fourth Quarter (since October 8, 1996)  $25.2500      $15.6250

                                                         Price Range
                                                   -----------------------
           Series A Warrants                          High          Low
           -----------------                       ---------     ---------
           1997:
           First Quarter                           $  9.5000     $  6.2500
           Second Quarter                          $  7.0625     $  5.0000
           Third Quarter                           $  6.5000     $  5.0000
           Fourth Quarter                          $  8.0000     $  6.5000

           1996:
           Fourth Quarter (since October 8, 1996)  $ 10.5000     $  7.1250

                                                          Price Range
                                                   -----------------------
           Series B Warrants                         High           Low
           -----------------                       ---------     ---------
           1997:
           First Quarter                           $  8.7500     $  4.2500
           Second Quarter                          $  5.8750     $  3.5000
           Third Quarter                           $  6.2500     $  4.0000
           Fourth Quarter                          $  7.0000     $  5.3750

           1996:
           Fourth Quarter (since October 8, 1996)  $  6.7500     $  6.7500


As of March 3, 1998 there were 29,850,208 shares of Common Stock, 1,424,875 Series A Warrants, 2,529,803 Series B Warrants, and 3,450,000 Series C Warrants issued and outstanding. As of March 3, 1998 there were 340 Common Stockholders, 34 Series A Warrant holders, 253 Series B Warrant holders, and 8 Series C Warrant holders of record. The Company's Transfer Agent and Registrar is the Bank of New York located at 101 Barclay Street, New York, New York.

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

ITEM 6.  SELECTED FINANCIAL DATA

        The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the Consolidated Financial Statements and related Notes included elsewhere herein. References herein are to the financial statements and footnotes included in Part II, Item 8 "Financial Statements and Supplementary Data".

                                                          YEAR ENDED DECEMBER 31,
                                          1997       1996(1)      1995        1994        1993
                                        ---------   ---------   ---------   ---------   ---------
                                                        (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
  Total revenues .....................  $ 222,103   $ 147,469   $ 102,059   $  81,609   $  30,204
  Total direct costs of revenues .....    103,343      71,019      48,417      47,786      12,912
  Total operating expenses ...........    142,166      87,770      45,091      27,976      14,955
  Income (loss) from operations ......    (23,406)    (11,320)      8,551       5,847       2,337
  Net income (loss) (2) ..............    (33,314)    (14,739)      4,902       3,456       1,358

  Net income (loss) applicable to
     nonredeemable  common stock .....    (33,314)    (15,222)      4,261       2,856       1,179

  Basic net income (loss) per share ..      (1.11)      (0.67)       0.24        0.20        0.12

  Diluted net income (loss) per share       (1.11)      (0.67)       0.22        0.18        0.11

  Shares used in basic per share
      calculations (in thousands) ....     30,081      22,625      17,554      14,022       9,939

  Shares used in diluted per share
      calculations (in thousands) ....     30,081      22,625      19,406      15,822      11,065

CASH FLOW DATA:
   Net  cash provided by operating
     activities ......................     53,523      42,784      41,374      20,051      11,760
   Net cash used in investing
     activities ......................    (87,533)    (80,505)    (63,693)    (64,110)    (56,123)
   Net cash provided by financing
     activities ......................     35,268      42,521      14,952      47,285      47,541

OTHER DATA:

  EBITDA (3) .........................  $  55,578   $  41,960   $  37,288   $  23,381   $  10,157

  Cash dividends per share ...........         --        0.49          --          --          --


  Rooms served at end of period (4) ..    893,000     917,000     361,000     248,000     124,000

      On Demand rooms at period end ..    765,000     709,000     361,000     248,000     124,000

      Scheduled rooms at period end ..    128,000     208,000          --          --          --

  Hotels served at end of period .....      3,062       3,144       1,221         751         272

  Capital expenditures (5) ...........     91,307      70,545      63,693      64,110      56,153


BALANCE SHEET DATA (AT END OF PERIOD):

  Total assets .......................  $ 401,388   $ 396,538   $ 211,005   $ 138,884   $  92,363
  Total debt .........................    133,000      98,000      15,942       1,025       1,842
  Redeemable common stock ............         --          --      11,684      11,043      10,443

  Total stockholders' equity .........    217,167     250,917     169,804     108,949      67,817



(1) 1996 data reflects the acquisition of SpectraVision which was recorded using the purchase method of accounting as defined by generally accepted accounting principles. As such, all revenues, expenses and capital expenditures of SpectraVision for the period October 8 through December 31, 1996, are included herein. Also included are the room and hotel counts, installation backlog, and the assets and liabilities of SpectraVision at December 31, 1996.

(2) 1996 data also includes $8.7 million of charges which management believes are one-time in nature which consist of asset write-downs, reserves, and expense accruals related to the Acquisition and integration of SpectraVision; re-alignment of the Company's operating practices; and the establishment of On Command Corporation as a new public company. Of the non-recurring charges, $6.7 million effected EBITDA (see note 3). Excluding non-recurring charges, the net loss applicable to nonredeemable common stock for 1996 would have been $6.5 million, net loss per common and equivalent share would have been $0.29, and EBITDA would have been $48.7 million.

(3) EBITDA represents earnings before interest, income taxes, depreciation, amortization and other non-operating items such as gain/loss on disposal of assets and exchange rate gain/loss. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 8 and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document

(4) The decrease in rooms in 1997 is primarily due to the sale and termination of certain U.S. hotel contracts, which hotels received satellite only broadcasts of pay-per-view movies.

(5) Capital expenditures includes the installation of systems in new hotels, the conversion of SpectraVision systems and upgrades made to existing equipment in hotels.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1997, 1996, and 1995.

        RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

                Total revenues increased $74.6 million or 50.6% to $222.1 million in 1997, as compared to total revenues of $147.5 million in 1996. Movie revenues increased $76.7 million or 57.3% to $210.5 million in 1997 from $133.8 million in 1996. The increase was primarily attributable to movie revenue generated from rooms acquired in the SpectraVision acquisition. Revenues during 1997 were also affected by a satellite outage in January affecting certain SpectraVision properties and the termination and sale of approximately 40,000 rooms during the second half of the year that were receiving satellite only pay-per-view
        (PPV) movies. The Company discontinued satellite distribution of movies due to the high costs of this delivery method. Management believes these two events reduced revenue in 1997 by approximately $3 million to $4 million. Video system sales and other revenues decreased by $2.0 million or 15.0% to $11.6 million as compared to $13.7 million in 1996, reflecting a slowdown in ordering of video systems from two of the Company's primary licensees.

                Total direct cost of revenues increased by $32.3 million or 45.5% to $103.3 million in 1997 as compared to $71.0 million in 1996. Direct costs associated with movie revenue increased $37.0 million or 62% to $96.6 million in 1997 as compared to the prior year, and as a percentage of movie revenue increased to 45.9% in 1997 from 44.6% in 1996. The percentage increase reflects a lower recovery of free-to-guest programming costs from hotels, higher royalties on feature movies, and higher hotel commission expenses on SpectraVision room revenues. Direct costs from video system sales and other revenues decreased $4.7 million or 41.0% to $6.7 million, as compared to $11.4 million in 1996, as a result of a decline in sales of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 57.9% in 1997 from 83.4% in 1996. The improved gross margin was largely due to higher margin on used systems sold to Skylink, and other revenues from equipment rental and video interactive services, which have minimal direct costs.

                Operations costs, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, increased $18.1 million or 114.2% to $34.0 million in 1997, as compared to $15.9 million in 1996, and as a percentage of total revenue increased to 15.3% in 1997 from 10.8% in 1996. The increase is primarily due to the higher field service costs necessary to support the acquired SpectraVision equipment, the

SpectraVision spare part depot used to refurbish SpectraVision equipment, and expenses associated with the satellite outage, as previously discussed.

        Research and development expenses in 1997 increased $2.3 million or 49.4% to $6.9 million as compared to $4.6 million in 1996. The reason for the increase is due to the engineering support requirement of the existing SpectraVision platforms and the development of the Company's new digital technologies. The increase consisted of personnel and consulting service costs of $1.6 million.

        Selling, general, and administrative expenses increased $8.3 million or 59.2% to $22.3 million in 1997, as compared to $14.0 million in 1996, primarily due to costs to support the Company's much larger room base, including the SpectraVision hotels, costs associated with the integration of SpectraVision's and OCV's accounting and operational systems and higher administrative costs associated with being a public company with an expanded international presence.

        Depreciation and amortization expense increased $25.7 million or 48.2% to $79.0 million in 1997 from $53.3 million in 1996, and as a percentage of total revenue decreased to 35.6% in 1997 from 36.1% in 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The dollar increase reflects capital investments associated with growing the OCV room base and with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in-room assets and intangible assets.

        Interest/Other expense net increased to $9.3 million in 1997, as compared to $3.3 million in 1996. This increase was due to the Company's reliance on debt financing to continue its expansion of its installed customer base, debt used to complete the acquisition of SpectraVision and the write-down of a minority investment to its estimated fair value.

        Provision for income taxes increased to $0.8 million in 1997 from $0.2 million in 1996, an increase of $0.6 million. The income tax expense in 1997 represents tax on income in foreign jurisdictions. The Company has not recorded a tax benefit in 1997 from the net operating losses generated in that year because it has established a valuation allowance against its otherwise recognizable net deferred tax assets at December 31, 1997, due to the uncertainty surrounding the reliability of these benefits in future tax returns. The Company's international presence grew from approximately 13,000 rooms at January 1, 1996 to approximately 120,000 rooms at December 31, 1997 primarily due to the SpectraVision acquisition.

        Redeemable common stock accretion was eliminated in 1997 as this security was converted to Common Stock in 1996. The accretion in 1996 was $0.5 million.

        EBITDA increased to $55.6 million in 1997 from $42.0 million in 1996 or an increase of 32.5%. As a percent of revenue, EBITDA decreased from 28.5% in 1996 to 25.0% in 1997. The major factor in this reduction was the increase in operations, research and development, and selling, general and administrative expenses, explained above.

        Net loss increased to $33.3 million in 1997 from $14.7 million in 1996 due to the factors described above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        Total revenues increased $45.4 million or 44.5% to $147.5 million in 1996, as compared to total revenues of $102.1 million in 1995. Movie revenues increased $59.3 million or 79.7% from previous year. Such increase was primarily attributable to movie revenue generated from rooms acquired from SpectraVision ($21.4 million); increasing number of OCV's installed on-demand rooms of 466,000 in 1996, as compared to 361,000 in 1995; and, to a lesser degree, a selected price increase by OCV. Video system sales and other revenues decreased by $13.9 million or 50.5% to $13.7 million as compared to $27.6 million in 1995. The decrease was primarily the result of the elimination of the low margin video system sales to Ascent following Ascent's contribution to OCV of Ascent's hotel video assets (the "Contribution") pursuant to the Contribution Agreement (see
Note 11 to the Consolidated financial statements). The Contribution also resulted in the elimination of the revenue from video management services from Ascent which totaled $4.2 million in 1995.

        Total direct cost of revenues increased $22.6 million or 46.7% to $71.0 million in 1996, as compared to $48.4 million in 1995. Direct costs associated with movie revenue increased $35.6 million or 147.9% to $59.6 million in 1996 as compared to prior year, and as a percentage of movie revenue increased to 44.6% in 1996 from 32.3% in 1995. The dollar increase was attributable to the acquisition of SpectraVision ($9.9 million) and increased number of rooms serviced by OCV. The percentage decrease was due to lower margins on SpectraVision rooms, increased free-to-guest costs, increased property tax expense and slightly declining revenue on a per room basis at OCV. Direct costs from video system sales and other revenues decreased $13.0 million or 53.2% to $11.4 million, as compared to $24.4 million in 1995. The decrease was the result of elimination of video system sales and video management service to Ascent described above.

        Operations costs, which consist primarily of labor and material expense required to maintain the existing on-demand equipment, increased $6.8 million or 75.3% to $15.9 million, as compared to $9.1 million in 1995, and as a percentage of total revenue increased to 10.8% in 1996 from 8.9% in 1995. The increase is primarily due to the additional labor and material necessary to maintain the growing volume of installed on-demand equipment, and higher field service costs to support the acquired SpectraVision equipment.

        Research and development expenses increased $2.0 million or 75.2% to $4.6 million as compared to $2.6 million in 1995, as a result of the Company's continuing commitment to maintain and enhance existing products, develop new products, and create commonality with SpectraVision's video systems.

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

        Depreciation and amortization expense increased $24.5 million or 85.4% to $53.3 million in 1996 from $28.7 million in 1995, and as a percentage of total revenue increased to 36.1% in 1996 from 28.2% in 1995. The increase is primarily due to capital investments associated with installing on-demand service in hotel rooms ($13.4 million), the acquisition of assets in 1995 from Ascent under the Contribution Agreement ($5.7 million), and the acquisition of SpectraVision ($5.2 million).

        Interest/Other expense net increased to $3.3 million in 1996, as compared to $0.4 million in 1995. This increase is due to the company's greater reliance on debt financing to continue the expansion of its installed customer base, and debt used to complete the acquisition of SpectraVision.

        Provision for income taxes decreased to $0.2 million in 1996 from $3.3 million in 1995, a decrease of $3.1 million or 94.7%. The decrease was primarily due to the net loss in 1996 offset by higher foreign taxes resulting from the acquisition of SpectraVision. The Company has not recorded a tax benefit in 1996 from the net operating losses generated in that year because it has established a valuation allowance against its otherwise recognizable net deferred tax assets at December 31, 1996, due to the uncertainty surrounding the realization of these benefits in future tax returns.

        Redeemable common stock accretion decreased to $0.5 million in 1996 from $0.6 million in 1995, reflecting a decrease of $0.1 million or 24.6%. Concurrent with the Merger and Acquisition, the Redeemable Common Stock was converted to common stock of the Company. Therefore, accretion was recorded for a partial year in 1996 compared to a full year in 1995.

        EBITDA increased to $42.0 million in 1996 from $37.3 million in 1995, reflecting an increase of $4.7 million or 12.5%. EBITDA, as a percentage of total revenue, decreased to 28.5% in 1996 from 36.5% in 1995. Eliminating non-recurring adjustments, EBITDA totaled $48.7 million in 1996 or 33% of total revenues. The reduced percentage is primarily due to the higher operating costs currently associated with the SpectraVision business, higher free-to-guest costs, and higher administrative expense necessary to operate as a public company.

        Net income (loss) decreased to a net loss of $14.7 million in 1996 from net income of $4.9 million in 1995 due to the factors described above.

SEASONALITY

        The Company's business is expected to be seasonal where revenues are influenced principally by hotel occupancy rates and the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates.

Buy rates generally reflect the hotel's guest demographic mix, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of cash during 1997 were cash from operations of $53.5 million, and net borrowings of $35.0 million from the Company's revolving credit facility. Cash was expended primarily for capital expenditures which totaled $92.3 million, primarily for the installation of on-demand systems and the conversion of SpectraVision systems in hotels.

        The Company's principal cash requirements in 1998 are expected to include the continued conversion of SpectraVision properties to OCV's more dependable on-demand technology, the installation of systems in new hotels, both domestically and abroad, and the selected deployment of the Company's new digital technology. The Company anticipates these activities will require capital expenditures of approximately $65.0 to $90.0 million in 1998. The Company believes that its internally generated cash and its remaining capacity under its Credit Facility will provide sufficient funding for the foreseeable future.

REVOLVING CREDIT FACILITY

        On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement (the "Credit Facility") with NationsBank of Texas, N.A. (NationsBank). Under the amended Credit Facility, the amount available to the Company was increased from $150.0 million to $200.0 million, and certain other terms were amended. The Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1997, there was $67.0 million of available borrowings under the Credit Facility, subject to certain covenant restrictions. See Note 6 in the Notes to Consolidated Financial Statements appearing elsewhere in this document.

LIMITATIONS ON ADDITIONAL DEBT FINANCING

        On Command and Ascent entered into a Corporate Agreement, as amended (the "Corporate Agreement") pursuant to which OCC has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the Credit Facility, and indebtedness incurred in the ordinary course of operations, which together shall not exceed $140 million through December 31, 1997. Subsequent to December 31, 1997, the Corporate Agreement was amended to increase the OCC indebtedness limit to $157 million through December 31, 1998.

FOREIGN EXCHANGE

        The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, OCC will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

INTEREST RATES AND INFLATION

        Fluctuations in interest rates and inflation have not had a material effect on the operations of the Company to date. However, if management believes the direction of future interest rates pose a significant risk to the operations of the Company, it will consider using interest rate contracts, swap arrangements, or other financial instruments designed to limit exposure to interest rate fluctuations.

BUSINESS RISKS

CONTROL BY ASCENT

        Ascent owned approximately 57.2% of the outstanding OCC Common Stock at December 31, 1997. Accordingly, Ascent has the ability to control the management and policies of On Command Corporation and the outcome of matters submitted to the stockholders for approval, including the election of directors.

RESTRICTIONS ON DEBT AND EQUITY FINANCINGS

        Pursuant to the Corporate Agreement entered into between Ascent and On Command Corporation, as amended, On Command Corporation has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the Credit Facility and indebtedness incurred in the ordinary course of operations, which together shall not exceed $157 million in the aggregate, and not to issue any equity security without the prior written consent of Ascent. Restrictions on On Command Corporation's ability to incur additional debt and equity could adversely affect On Command Corporation's plans for growth, its ability to develop new products and technologies and its ability to meet its liquidity needs.

DEPENDENCE ON ADDITIONAL CAPITAL FOR GROWTH

        The growth of On Command Corporation's business requires substantial investment on a continuing basis to finance capital expenditures and related expenses. Prior to the Acquisition, OCV relied on capital provided by COMSAT and Ascent and cash flow from operations to finance its growth. On Command Corporation intends to use cash flow from operations and additional borrowings (subject to the limitations discussed under "Restrictions on Debt Financings") to support its growth. Whether or when On Command Corporation can achieve intended cash flow levels sufficient to completely support its anticipated growth cannot be accurately predicted. Unless such cash flow levels are achieved, On Command Corporation may require additional borrowings or the sale of debt or equity securities (subject to the limitations described under "Restrictions on Debt Financings"), or some combination thereof, to provide funding for growth or, alternatively, may have to reduce growth to a level that can be supported by internally generated cash flow. On Command Corporation can give no assurances with respect to the impact on the results of operations and financial condition if On Command Corporation is required to reduce growth to a level that can be supported by internally generated cash flow.

INTEGRATION OF OCV AND SPECTRAVISION BUSINESSES

        While the Company has substantially completed the integration of SpectraVision's operating systems, financial reporting, sales, marketing and management, certain information systems require further integration and a significant portion of the installed base of hotel rooms acquired in the SpectraVision acquisition remains to be converted to OCC's on-demand technology. Management expects that this conversion process, which is scheduled to be completed by the end of 2000, will result in financial improvement due to increased revenues attributable to OCV system's on-demand capabilities and reduced system downtime, as well as lower field service costs. There can be no assurance that the conversion process will be completed on schedule or that the desired financial improvements will be realized. The inability to complete the conversion process on schedule and realize such financial improvements could have a material adverse effect on the financial condition or results of operations of OCC.

THINLY TRADED STOCK IN THE PUBLIC MARKET AND POSSIBLE VOLATILITY OF STOCK PRICE

        As approximately 42.8 % of the outstanding On Command Common Stock, is traded on the NASDAQ Stock Market as of March 3, 1998, the public market for the OCC Common Stock and the On Command Corporation Warrants may not be subject to an active public market which can be sustained. Further, the stock markets may experience volatility that affects the market prices of companies in ways unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the OCC Common Stock or Warrants.

HIGHLY COMPETITIVE IN-ROOM ENTERTAINMENT INDUSTRY

        The hotel in-room entertainment industry is highly competitive. Due to the high level of penetration in the United States lodging industry already achieved by participants in the in-room entertainment industry and the current rate of construction and expansion of hotel properties in the United States, most of the growth opportunities in the in-room entertainment industry currently involve securing contracts to serve hotels that are already being served by a competing vendor, expanding internationally and broadening the range of services provided. These circumstances have led to increasing competition for contract renewals, particularly at hotels operated by major hotel chains. There can be no assurance that OCC will obtain new contracts with hotels currently served by other vendors or that On Command Corporation will be able to retain contracts with the hotels served by OCV and SpectraVision when those contracts expire. The loss by OCC of one or more of the major hotel chain customers, such as Marriott or Hilton, could have a material adverse impact on On Command Corporation's results of operations. See "Dependence on Significant Customers." In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors already are providing free-to-guest services to hotels and testing video-on-demand. Some of these potential competitors have substantially greater resources than On Command
Corporation. Furthermore, particularly in the   provision of Internet services
to the hotel guest, the Company anticipates that it will face competition from traditional in-room entertainment competitors as well as new competitors, some of whom may have access to additional capital resources that OCC does not have.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

        Hotels affiliated with Marriott, Holiday Inn and Hilton accounted for approximately 21%, 11% and 10%, respectively, of On Command Corporation's revenues for the year ended December 31, 1997. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command Corporation's results of operations or financial condition. However, these customers represent both chain-owned managed hotels, as well as franchisees. The Company often has different contracts on different terms with the chain-owned/managed hotels, on the one hand, and with the franchisees (or groups of franchisees), on the other.

DEPENDENCE ON PERFORMANCE OF LODGING INDUSTRY

        The business of On Command is closely linked to the performance of the hotel industry in which occupancy rates have recently been near their all-time high. Declines in hotel occupancy as a result of general business, economic, seasonal and other factors can have a significant adverse impact on On Command Corporation's results of operations.

TECHNOLOGICAL DEVELOPMENTS

        Technology in the entertainment, information and communications industry is continuously changing as new technologies and developments continue to be introduced. There can be no assurance that future technological advances will not result in improved equipment or software systems that could adversely affect On Command Corporation's competitive position. In order to remain competitive, On Command Corporation must maintain the programming enhancements, engineering and technical capability and flexibility to respond to customer demands for new or improved versions of its systems and new technological developments. However, there can be no assurance the Company will be successful in developing new technology and systems or in enhancing existing technology and systems or that new or enhanced technology and systems, including but not limited to On Command's digital and Internet access technologies will timely meet market requirements. The Company has, from time to time, experienced delays in introducing new technology and there can be no assurance that On Command Corporation will have the financial or technological resources to be successful in its future introductions of new technology.

DEPENDENCE ON KEY PERSONNEL

        On Command Corporation's success will be dependent upon the contributions of its executive officers, especially Robert M. Kavner, its President and Chief Executive Officer and Brian A.C. Steel, its Executive Vice President, Chief Financial Officer and Chief Operating Officer. The loss of the services of such executive officers could have a material adverse effect on On Command Corporation. On Command Corporation's success also depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that On Command Corporation or its subsidiaries will be successful in attracting and retaining such personnel. Messrs. Kavner and Steel have entered into employment agreements with On Command Corporation.

SEASONALITY

        The Company's business is expected to be seasonal where revenues are influenced principally by hotel occupancy rates and the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotel's guest demographic mix, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.

PROGRAMMING

        The cost to the Company to license feature movies from major motion picture studios is subject to change as the major motion picture studios continue to negotiate for higher royalty rates and higher minimum payments by the Company, as well as a shorter Hotel/Motel Pay-Per-View Window. Such changes may have adverse impacts on the Company's earnings. In addition the Company has experienced periods of, and may continue to experience periods of, slight declines in its movie buy-rates. While the Company is taking measures to address such trends, there can be no assurance that the Company's efforts will prove effective. In addition, as the Company tests and begins marketing of new programming alternatives for guests, there can be no assurance that such programming will timely meet market requirements.

YEAR 2000

The Company has developed preliminary plans to address the possible exposure related to the impact on its computer systems of the Year 2000. Key financial information and operational and product systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations, or cash flow. In addition, the Company will be communicating with others with whom it does significant business, including but not limited to its suppliers and hotel customers, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1997 and 1996

Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

Notes to the Consolidated Financial Statements

Quarterly Results of Operations for the years ended December 31, 1997 and 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of On Command Corporation:

We have audited the accompanying consolidated balance sheets of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


San Jose, California
February 4, 1998

ON COMMAND CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
------------------------------------------------------------------------------------------------------

                                                                                   1997        1996
ASSETS
CURRENT  ASSETS:
  Cash and cash equivalents                                                      $   6,287   $   5,733
  Accounts receivable (less allowance for doubtful accounts of $1,630 in 1997
    and $629 in 1996)                                                               26,827      25,328
  Other current assets                                                               1,959       3,718
  Deferred income taxes                                                                 --       1,593
                                                                                 ---------   ---------

           Total current assets                                                     35,073      36,372

VIDEO  SYSTEMS,  Net                                                               270,531     250,600

PROPERTY  AND  EQUIPMENT,  Net                                                       7,850      11,037

GOODWILL,  Net                                                                      82,049      89,503

OTHER  ASSETS,  Net                                                                  5,885       9,374
                                                                                 ---------   ---------

                                                                                 $ 401,388   $ 396,886
                                                                                 =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts payable                                                               $  20,051   $  16,823
  Accounts payable to stockholder                                                      104          21
  Accrued compensation                                                               5,805       4,931
  Other accrued liabilities                                                          9,763       6,859
  Income taxes payable                                                               2,113       6,970
  Other taxes payable                                                                9,002       8,807
  Current portion of revolving credit facility                                          --      48,000
                                                                                 ---------   ---------

           Total current liabilities                                                46,838      92,411

OTHER  ACCRUED  LIABILITIES                                                          4,165       1,700

LONG-TERM  PORTION  OF  REVOLVING  CREDIT  FACILITY                                133,000      50,000

DEFERRED  INCOME  TAXES                                                                218       1,858
                                                                                 ---------   ---------

           Total liabilities                                                       184,221     145,969

COMMITMENTS  AND  CONTINGENCIES                                                         --          --


STOCKHOLDERS'  EQUITY:
  Preferred stock, $.01 par value; shares authorized - 10,000; none outstanding         --          --
  Common stock, $.01 par value; shares authorized - 50,000 in 1997 and 1996;
    shares issued and outstanding, 29,801 in 1997 and 29,087 in 1996;
    shares subscribed -315 in 1996 and 960 in 1996                                     301         300
  Additional paid-in capital                                                       249,431     249,164
  Common stock warrants                                                             31,450      31,450
  Cumulative translation adjustments                                                  (964)       (260)
  Accumulated deficit                                                              (63,051)    (29,737)
                                                                                 ---------   ---------

           Total stockholders' equity                                              217,167     250,917
                                                                                 ---------   ---------
                                                                                 $ 401,388   $ 396,886
                                                                                 =========   =========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------

                                                                       1997       1996        1995

REVENUES:
  Movie revenues                                                    $ 210,493   $ 133,813   $  74,464
  Video systems sales/Other                                            11,610      13,656      27,595
                                                                    ---------   ---------   ---------
           Total revenues (see Note 11 for related party revenues)    222,103     147,469     102,059
                                                                    ---------   ---------   ---------

DIRECT  COSTS  OF  REVENUES:
  Movie revenues                                                       96,617      59,628      24,052
  Video systems sales                                                   6,726      11,391      24,365
                                                                    ---------   ---------   ---------

           Total direct costs of revenues                             103,343      71,019      48,417
                                                                    ---------   ---------   ---------

OPERATING  EXPENSES:
  Operations                                                           33,993      15,870       9,054
  Research and development                                              6,912       4,628       2,642
  Selling, general and administrative                                  22,277      13,992       3,118
  Settlement of litigation                                                 --          --       1,540
  Depreciation and amortization                                        78,984      53,280      28,737
                                                                    ---------   ---------   ---------

           Total operating expenses                                   142,166      87,770      45,091
                                                                    ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS                                         (23,406)    (11,320)      8,551

INTEREST INCOME                                                           155         104          61

INTEREST/OTHER EXPENSE                                                 (9,277)     (3,349)       (413)
                                                                    ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES                                     (32,528)    (14,565)      8,199

PROVISION FOR INCOME TAXES                                                786         174       3,297
                                                                    ---------   ---------   ---------

NET INCOME (LOSS)                                                     (33,314)    (14,739)      4,902

REDEEMABLE COMMON STOCK ACCRETION                                          --        (483)       (641)
                                                                    ---------   ---------   ---------

NET INCOME (LOSS) APPLICABLE TO
  NONREDEEMABLE COMMON  STOCK                                       $ (33,314)  $ (15,222)  $   4,261
                                                                    =========   =========   =========

BASIC NET INCOME (LOSS) PER SHARE                                   $   (1.11)  $   (0.67)  $    0.24
                                                                    =========   =========   =========

DILUTED NET INCOME (LOSS) PER SHARE                                 $   (1.11)  $   (0.67)  $    0.22
                                                                    =========   =========   =========

SHARES USED IN BASIC PER SHARE COMPUTATIONS                            30,081      22,625      17,554
                                                                    =========   =========   =========

SHARES USED IN DILUTED PER SHARE COMPUTATIONS                          30,081      22,625      19,406
                                                                    =========   =========   =========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
                                           COMMON STOCK       ADDITIONAL   COMMON      CUMULATIVE      RETAINED         TOTAL
                                          ---------------       PAID-IN    STOCK       TRANSLATION     EARNINGS      STOCKHOLDERS'
                                          SHARES   AMOUNT       CAPITAL   WARRANTS     ADJUSTMENTS    (DEFICIT)        EQUITY
BALANCES,  December 31, 1994              15,326      153        108,981       840             -        (1,025)        108,949

Common stock issued in connection
  with contribution agreement with
  Ascent (see Note 11)                     5,337       53         56,486                                                56,539
Exercise of stock options                      6        1             34                                                    35
Income tax benefit of
  stock option transactions                                           20                                                    20
Accretion of redeemable common stock                                                                      (641)           (641)
Net income                                                                                               4,902           4,902
                                          ------    -----      ---------  --------      --------      ---------       ---------

BALANCES,  December 31, 1995              20,669      207        165,521       840             -         3,236         169,804

Issuance of common stock and
  warrants in connection with the
  acquisition of SpectraVision             8,250       82         57,627    24,353                                      82,062
Exercise of stock options and warrants     1,298       13         12,319      (840)                                     11,492
Income tax benefit of
  stock option transactions                                          143                                                   143
Dividends                                                                    7,097                     (17,751)        (10,654)
Accretion of redeemable common stock                                                                      (483)           (483)
Conversion of redeemable common stock      1,166       11         12,156                                                12,167
Cancellation of common stock issued
  and additional contribution of assets
  by Ascent (see Note 11)                 (1,336)     (13)         1,398                                                 1,385
Translation adjustments                                                                     (260)                         (260)
Net loss                                                                                               (14,739)        (14,739)
                                          ------    -----      ---------  --------      --------      ---------       ---------

BALANCES,  December 31, 1996              30,047      300        249,164    31,450          (260)      (29,737)        250,917

Exercise of stock options                     67        1            238                                                   239
Issuance of common stock
   under ESP plan (see Note 8)                 2                      29                                                    29
Translation adjustment                                                                      (704)                         (704)
Net loss                                                                                               (33,314)        (33,314)
                                          ------    -----      ---------  --------      --------      ---------       ---------

BALANCES,  December 31, 1997              30,116    $ 301      $ 249,431  $ 31,450      $   (964)     $ (63,051)      $ 217,167
                                          ======    =====      =========  ========      ========      =========       =========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                                                             1997             1996             1995
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                                       $ (33,314)       $ (14,739)       $   4,902
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            78,984           53,280           28,737
    Deferred income taxes, net                                                  (47)             195            4,506
    Provision for loss on long term investment                                  917
    (Gain)/Loss on disposal of fixed assets                                    (844)              64              232
    Changes in assets and liabilities net of effects
      from acquired operations:
      Accounts receivable                                                    (1,584)            (962)           3,959
      Accounts receivable from stockholder                                       --               --            4,500
      Other current assets                                                    1,420           (1,024)            (499)
      Accounts payable                                                        3,246           (5,542)          (3,235)
      Accounts payable to stockholder                                            83             (185)          (2,900)
      Accrued compensation                                                      880            1,950             (355)
      Other accrued liabilities                                               5,395           (2,771)             159
      Income taxes payable                                                   (1,855)           4,282            1,746
      Other taxes payable                                                       200            8,807               --
      Deferred revenue                                                                          (571)            (378)
                                                                          ---------        ---------        ---------

           Net cash provided by operating activities                         53,481           42,784           41,374
                                                                          ---------        ---------        ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Net cash paid in acquisition of SpectraVision                                  --           (9,572)              --
  Capital expenditures                                                      (92,307)         (70,545)         (63,693)
  Proceeds from sale of property and equipment                                4,263               46               --
  Other assets                                                                   --             (434)              --
                                                                          ---------        ---------        ---------

           Net cash used in investing activities                            (88,044)         (80,505)         (63,693)
                                                                          ---------        ---------        ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from stockholders' notes payable                                      --           22,526           15,734
  Proceeds from borrowings under former credit facility                      32,000           97,625               --
  Payment of former credit facility                                        (130,000)              --               --
  Proceeds from borrowings under new credit facility                        133,000               --               --
  Payment of SpectraVision debt                                                  --          (40,000)              --
  Principal payments on stockholders' notes payable                              --          (38,468)            (817)
  Proceeds from issuance of common stock                                        268            2,587               35
  Dividends paid                                                                 --           (1,749)              --
                                                                          ---------        ---------        ---------

           Net cash provided by financing activities                         35,268           42,521           14,952
                                                                          ---------        ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (151)             (23)              --
                                                                          ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            554            4,777           (7,367)

CASH AND CASH EQUIVALENTS, Beginning of year                                  5,733              956            8,323
                                                                          ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, End of year                                    $   6,287        $   5,733        $     956
                                                                          =========        =========        =========

SUPPLEMENTAL INFORMATION:
  Cash paid for income taxes                                              $   1,012        $      --        $   1,426
                                                                          =========        =========        =========
  Cash paid for interest                                                  $   6,832        $   2,702        $     413
                                                                          =========        =========        =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net assets acquired from contribution agreement with Comsat             $      --        $   1,385        $  56,539
                                                                          =========        =========        =========
  Common stock issued for note receivable                                 $      --        $   8,905        $      --
                                                                          =========        =========        =========
  Reversal of accrual made in purchase price allocation                   $   3,000        $      --        $      --
                                                                          =========        =========        =========
  Dividends paid through issuance of note and common stock warrants       $      --        $  16,002        $      --
                                                                          =========        =========        =========

  Acquisition of SpectraVision:
    Fair value of assets acquired
    (including intangibles of $89,636)                                    $      --        $ 155,916        $      --
    Liabilities assumed                                                          --          (64,282)              --
    Acquisition costs paid                                                                    (5,829)
    Net cash paid                                                                --           (3,743)              --
                                                                          ---------        ---------        ---------
    Common stock and warrants issued                                      $      --        $  82,062        $      --
                                                                          =========        =========        =========


          See accompanying noted to consolidated financial statements.

ON COMMAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS - The Company designs, develops, manufactures and installs proprietary video systems. OCC's video system is a patented video selection and distribution system that allows hotel guests to select motion pictures on computer-controlled television sets located in their hotel rooms at any time. The Company also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services under long-term contracts to hotels and businesses. The Company has operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, Australia, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments, with insignificant interest rate risk, acquired with an original maturity of less than three months to be cash equivalents. Cash equivalents consist primarily of certificates of deposit and bank savings accounts.

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

     OTHER ASSETS - Other assets consist primarily of payments made to customers as inducements for them to enter into contracts with the Company for the installation of pay-per-view video systems. These assets are amortized on a straight-line basis over the term of the contracts, five to seven years. Additionally, other assets at December 31, 1997 include an investment of $348,000 in Maginet Corporation and approximately $2,000,000 for technology acquired in the SpectraVision Acquisition (amortized on a straight-line basis over five years). The investment in Maginet was reduced by $917,000 in 1997 from an original cost of $1,265,000 due to a dilution of the Company's ownership in Maginet. (See Note 11 for additional discussion on Maginet).

     GOODWILL - Goodwill resulted from the SpectraVision Acquisition, as described in Note 3, and represents the excess of the aggregate purchase price over the fair value of net assets acquired. The goodwill is being amortized over 20 years using the straight-line method. Amortization expense was $4,454,000 and $1,133,000 in 1997 and 1996, respectively.

     EVALUATION OF LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As of January 1, 1996, the date of adoption, and December 31, 1997 and 1996, management believes that there was not any impairment of the Company's long-lived assets or other identifiable intangibles.

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

     NET INCOME (LOSS) PER SHARE - The Company computes and presents its net income (loss) per share in accordance with SFAS No. 128 "Earnings Per Share", which was issued in February 1997. Accordingly, the Company has restated the prior period's presentation. (See Note 9 for computation of per share earnings).

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

     USE OF ESTIMATES, CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems, property and equipment and intangible assets, including goodwill, reducing construction in progress to its net realizable value and the amounts of certain accrued liabilities.

     The Company participates in the highly competitive in-room entertainment industry and believes that changes in any of the following areas could have a material adverse affect on the Company's future financial position or results of operations: decline in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more major hotel chain customers; ability to obtain additional capital to finance capital expenditures; ability to maintain compliance with Credit Facility covenants; ability to retain senior management and key employees; ability to convert operational computer software to be Year 2000 compliant; and risks of technological developments.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", (SFAS 130) which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period for non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131) which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to and will adopt both SFAS 130 and 131 in 1998.

     RECLASSIFICATIONS - Certain fiscal 1996 and 1995 amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or total stockholders' equity.

3.   BUSINESS COMBINATION

     As discussed in Note 1, effective October 8, 1996 (the "Closing Date"), the Company acquired all of the outstanding capital stock of SpectraVision, the primary operating subsidiary Oldco, together with certain other assets of Oldco and its affiliates.

     The stockholders of OCV received 21,762,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the net assets and properties of SpectraVision by OCC, OCC paid $4 million in cash and issued 8,238,000 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Ascent owned approximately 57% of the outstanding common stock of OCC at December 31, 1997.

     In connection with the Acquisition and Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per share of OCC common stock. Series A warrants to purchase on a cashless basis an aggregate of 1,425,000 shares of OCC common stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,123,823 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the Oldco bankruptcy estate for distribution to creditors; and $4 million in cash was paid and Series C warrants were issued to OCC's investment advisor to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions. The fair value of the Series A warrants has been recognized as a dividend to the former OCV stockholders while the fair value of Series B and Series C warrants has been accounted for as a cost of Acquisition. Subsequent to the Acquisition, OCC's investment advisor obtained a seat on the Company's Board of Directors.

     The Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $66 million and $64 million, respectively. In addition, $2 million of the purchase price was allocated to purchased technology. The balance of the purchase price, $87.6 million, was recorded as goodwill and is being amortized over twenty years on a straight-line basis.

     The reported results of operations of the Company for the year ended December 31, 1996 includes the operating results of SpectraVision since the date of the Acquisition. Unaudited pro forma results of operations as if the Acquisition had occurred at the beginning of fiscal year 1995 and 1996 are as follows (in thousands except per share amounts):

                                              1996             1995
Total revenues                             $ 232,817        $ 226,045
Net loss                                     (25,683)         (17,504)
Basic and diluted net loss per share           (0.83)           (0.62)


     The pro forma combination of the companies is for presentation purposes only and is not necessarily indicative of the actual results of operations had the Acquisition occurred on the above dates.

4.   VIDEO SYSTEMS

     Video systems at December 31 consist of the following (in thousands):

                                  1997             1996
Installed video systems        $ 383,393        $ 320,294
Construction in progress          51,204           29,768
                               ---------        ---------

                                 434,597          350,062
Accumulated depreciation        (164,066)         (99,462)
                               ---------        ---------

Video systems, net             $ 270,531        $ 250,600
                               =========        =========

5.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following (in thousands):

                                                     1997            1996
Land                                               $     --        $  2,000
Buildings and leasehold improvements                  1,008           2,372
Furniture, fixtures, machinery and equipment         13,208          10,061
                                                   --------        --------

                                                     14,216          14,433
Accumulated depreciation and amortization            (6,366)         (3,396)
                                                   --------        --------

Property and equipment, net                        $  7,850        $ 11,037
                                                   ========        ========


     On October 31, 1997, the Company sold the land and building which housed the SpectraVision spare part depot in Richardson, Texas for $4.5 million in cash to an unrelated third party.

6.   NOTES PAYABLE

     On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended; most notably, the inclusion of restrictions on the Company's ability to pay dividends or make other distributions until the later of January 1, 1999 or until certain operating ratios are attained. The Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1997, there was $67 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

     Revolving loans extended under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.75% depending on certain operating ratios of the Company. At December 31, 1997, the weighted average interest rate on the Credit Facility was 6.5%. In addition, a fee ranging from 0.1875% to 0.25% per annum is charged on the unused portion of the Credit Facility, depending on certain operating ratios of the Company. The Credit Facility contains customary covenants, including, among other things, compliance by the Company with certain financial covenants. The Company was in compliance with such covenants at December 31, 1997.

7.   COMMITMENTS

     OPERATING LEASES

     The Company leases its principal facilities from a stockholder under a noncancelable operating lease which expires in December 2003. In addition to lease payments, the Company is responsible for taxes, insurance and maintenance of the leased premises. The Company also leases certain other office space and equipment. These operating leases expire at dates ranging from 1998 to 2004.

     Rental payments to a related party were approximately $1,303,000, $538,000 and $538,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Rental expense under all operating leases was approximately $4,400,000, $3,892,000 and $616,000 for the years ended December 31, 1997,
     1996 and 1995, respectively.

     Future minimum annual payments under noncancelable operating leases at December 31, 1997 are as follows (in thousands):

1998                                 $ 6,152
1999                                   5,524
2000                                   2,457
2001                                   1,835
2002                                   1,573
Thereafter                             2,304
                                     -------
Total                                $19,845
                                     =======

     The above amounts include a total of $2,671,000 of payments to be made during 1998 and 1999 for a lease that was written off during 1997.

     PURCHASE COMMITMENTS

     Noncancelable commitments for the purchase of video systems and office equipment amounted to approximately $4,400,000 at December 31, 1997.

8.   STOCKHOLDERS' EQUITY

     COMMON STOCK SUBSCRIBED

     As of December 31, 1997, there were approximately 315,000 shares of common stock and related warrants that had not been issued as certain of the former OCV stockholders and the SpectraVision estate had not yet exchanged their interests in connection with the Merger and Acquisition. Such shares are considered to be subscribed common stock at December 31, 1997 and have been included in the earnings per share computations.

     DIVIDENDS

     In August 1996, OCV declared a dividend equal to the proceeds from the exercise of the Hilton Warrants (see Note 11) to be paid to stockholders of record as of September 18, 1996. The dividend was contingent upon the exercise of Hilton Warrants. Accordingly, on October 7, 1996, when Hilton exercised its warrants, a dividend was distributed to the OCV stockholders through the assignment to Ascent of the $8.9 million promissory note received from Hilton and cash of $1.8 million was paid to the minority stockholders.

     As stated in Note 3, the fair value of the Series A warrants issued to the former OCV stockholders has been recorded as a dividend in 1996.

     STOCK OPTION PLAN

     The Company adopted a stock option plan (the 1996 Plan), expiring in 2006, under which employees may be granted incentive or nonstatutory stock options for the purchase of common stock of the Company. In addition, restricted stock purchases, performance awards, dividend equivalents, stock payment or appreciation rights or deferred stock may be granted under the plan. A total of 3,000,000 shares were initially reserved for the plan.

     The exercise price is set by the Company's Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 5% quarterly thereafter. Unvested options are canceled upon termination of employment.

     Under employment agreements with certain officers, 1,426,874 options were granted with a three-year vesting period. The shares become exercisable as follows: 25% one year from date of grant, 25% after two years and 50% after three years.

     The following is a summary of changes in shares under the Company's Stock Option Plan:

                                                                           OPTIONS OUTSTANDING
                                                                         ------------------------
                                                         OPTIONS                         WEIGHTED
                                                        AVAILABLE         NUMBER          AVERAGE
                                                        FOR GRANT        OF SHARES     EXERCISE PRICE
Balances, December 31, 1994 (191,892 exercisable          263,793           459,799        $ 7.29
at a weighted-average price of $6.42)

Exercised                                                    --              (6,390)         5.52
                                                       ----------        ----------        ------

Balances, December 31, 1995 (280,500 exercisable
  at a weighted-average price of $6.72)                   263,793           453,409          7.31

Additional shares authorized                            2,288,478              --
Granted (weighted-average fair value of $7.33)         (1,781,074)        1,781,074         15.60
Exercised                                                    --             (52,918)         4.62
                                                       ----------        ----------        ------

Balances, December 31, 1996 (314,345 exercisable
  at a weighted-average price of $7.30)                   771,197         2,181,565         14.14

Granted (weighted-average fair value of $3.96)           (324,000)          324,000         11.54
Exercised                                                 (68,506)                           5.22
Canceled                                                   63,250           (63,250)        12.63
                                                       ----------        ----------        ------

Balances, December 31, 1997                               510,447         2,373,809        $14.09
                                                       ==========        ==========        ======

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                       ---------------------------------------------------------
                                         WEIGHTED
                                          AVERAGE         WEIGHTED                    WEIGHTED
   RANGE OF                             REMAINING         AVERAGE                      AVERAGE
   EXERCISE            NUMBER          CONTRACTUAL        EXERCISE       NUMBER        EXERCISE
    PRICES          OUTSTANDING        LIFE (YEARS)         PRICE      EXERCISABLE       PRICE
$ 2.64 - 4.72           47,749             3.1            $    4.60       47,749       $    4.60
$ 5.92 - 8.80          227,436             4.9            $    8.11      194,641       $    8.00
$11.13 - 16.40       2,098,624             9.2            $   14.95      571,788       $   15.33
                     ---------                                           -------
                     2,373,809             8.6            $   14.09      814,178       $   12.95
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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value methods as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: expected life of 5.0 years for 1997 grants and 5.2 years for 1996 grants; stock volatility of 25% for 1997 grants and 43% for 1996 grants; risk free interest rates of 6%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss applicable to nonredeemable common stock would have been approximately $37,397,000 ($1.24 per basic and diluted share) in 1997 and $16,056,000 ($0.71 per basic and diluted share) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     EMPLOYEE STOCK PURCHASE PLAN

     In August 1997, the Company and stockholders approved the Employee Stock Purchase Plan (the "ESP Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESP Plan, Company employees can purchase the Company's common stock at a 10% discount from the market value on the purchase date. As of December 31, 1997, 2,523 shares have been purchased by Company employees.

     1997 NON-EMPLOYEE DIRECTORS STOCK PLAN

     In May 1997, the Company adopted the Company's 1997 Non-Employee Directors Stock Plan ("Directors Plan"). The Directors Plan is an important factor in attracting and retaining qualified directors essential to the success of the Company and in aligning their long-term interests with those of the stockholders. The Directors Plan authorizes the granting of an award of 400 shares of the Company's common stock and a non-qualified option to purchase 4,000 shares of the Company's common stock (a "Director Option") to each Independent Director on an annual basis. Director option awards granted under the Directors Plan will be granted at an exercise price equal to the fair market value per share of common stock. The aggregate number of shares of the Company's Common Stock which may be issued upon exercise of Directors Options granted under the Directors Plan plus the number of shares which may be awarded pursuant to the Directors Plan will not exceed 110,000, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The first issuances under the Directors Plan will occur in 1998.

     SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 1997 are as follows:

Option Plans                                    2,884,256
ESP Plan                                          177,477
Warrants                                        7,500,000
                                               ----------
Total                                          10,561,733
                                               ==========



9.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

                                                1997            1996            1995
Numerator:
   Net income (loss)                          $(33,314)       $(14,739)       $  4,902
   Redeemable common stock accretion                --            (483)           (641)
                                              --------        --------        --------
   Net income (loss), basic and diluted       $(33,314)       $(15,222)       $  4,261
                                              ========        ========        ========

Denominator:
   Average shares outstanding, basic            30,081          22,625          17,554

   Effect of dilutive securities:
      Redeemable common stock                       --              --           1,167
      Warrants and options                          --              --             685
                                              --------        --------        --------
   Average shares outstanding, diluted          30,081          22,625          19,406
                                              ========        ========        ========

Basic earnings per share                      $  (1.11)       $  (0.67)       $   0.24
                                              ========        ========        ========
Diluted earnings per share                    $  (1.11)       $  (0.67)       $   0.22
                                              ========        ========        ========

     At December 31, 1997 and 1996 approximately 9.9 million and 9.7 million equivalent dilutive securities, respectively, have been excluded from the above dilutive earnings per share calculations because their effect is antidilutive.

10.  INCOME TAXES

     As a result of the Contribution Agreement discussed in Note 11, on August 1, 1995 Ascent's ownership in the Company exceeded 80% and the Company became a member of Ascent's, and in turn, COMSAT's consolidated tax group for income tax purposes. However, as a result of the exercise of the Hilton Warrants on October 7, 1996 (see Note 11), Ascent's ownership in the Company fell below 80% and, accordingly, the Company dropped out of Ascent's consolidated tax group. The Company has prepared its 1995 and 1996 income tax provisions based on inclusion in Ascent's consolidated returns for the respective periods. However, the provision as calculated would approximate the provision if prepared on a separate return basis. The current and deferred tax expense represent the Company's separately computed tax liability.

     In connection with the SpectraVision Acquisition, the Company had until July 15, 1997 to determine whether it would elect under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase of assets for tax purposes. Subsequently, after performing further analysis, the Company elected not to make the Section 338(h)(10) election. As a result, the amounts presented below reflect the required reporting reclassification to (1) eliminate the 1996 computation of deferred taxes previously presented on the assumption that the Company would make the 338(h)(10) election and (2) to reinstate the SpectraVision tax attributes based on the treatment of the Acquisition as a taxable stock purchase whereby the Company assumes carryover basis in SpectraVision's assets, including net operating losses.

     The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                          1997           1996           1995
Current:
  Federal                                $    --        $  (776)       $  (714)
  State                                      198            257             48
  Foreign                                    635            498             --
                                         -------        -------        -------
                                             833            (21)          (666)
Deferred:
  Federal                                     --            354          3,572
  State                                       --           (159)           391
  Foreign                                    (47)            --             --
                                         -------        -------        -------
                                             (47)           195          3,963
                                         -------        -------        -------

Total                                    $   786        $   174        $ 3,297
                                         =======        =======        =======

     The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to income (loss) before income taxes for the years ended December 31 as follows (in thousands):

                                                      1997         1996         1995
Tax computed at federal statutory rate              $(11,385)    $ (5,097)    $  2,870
State taxes net of federal benefit                    (1,246)        (580)         439
Goodwill                                               1,750           --           --
Other                                                    459           20          (12)
Foreign                                                  588          498           --
Valuation allowance                                   10,620        5,333           --
                                                    --------     --------     --------

Provision for income taxes                          $    786     $    174     $  3,297
                                                    ========     ========     ========

     Income (loss) before income taxes for the years ended December 31 consists of the following (in thousands):

                                            1997         1996         1995
Domestic                                  $(31,800)    $(14,387)    $  8,199
Foreign                                       (728)        (178)          --
                                          --------     --------     --------
Total                                     $(32,528)    $(14,565)    $  8,199
                                          ========     ========     ========

     Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at December 31 consist of the following (in thousands):

                                                            1997         1996
Deferred tax assets:
  Tax net operating loss and credit carryforwards         $ 27,246     $ 16,662
  Accruals not recognized for tax purposes                   7,752        5,617
  Deferred revenue                                              --           72
  Other                                                      1,407          345
  Valuation allowance                                      (26,294)     (15,674)
                                                          --------     --------
Total deferred tax assets                                   10,111        7,022

Deferred tax liabilities:
  Depreciation and amortization                             (9,997)      (6,860)
  Other                                                       (332)        (427)
                                                          --------     --------
Total deferred tax liabilities                             (10,329)      (7,287)
                                                          --------     --------
Net deferred tax liability                                $   (218)    $   (265)
                                                          ========     ========

     The Company has federal net operating loss carryforwards of approximately $68,000,000, which expire beginning in 2010. However, because of the acquisition of SpectraVision by On Command Corporation, the pre-ownership change net operating loss carryforwards (approximately $43 million) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6 million. In addition, the Company has state net operating loss carryforwards of approximately $40,600,000 which expire beginning in 2000. Certain of the state net operating loss carryforwards (approximately $7 million) are subject to the annual limitation under Section 382. Alternative minimum tax credit carryforwards of approximately $1,512,000 and $251,000 are available to offset future regular federal and state tax liabilities, respectively. Research and development tax credit carryforwards of approximately $32,000 and $165,000 are available to offset future regular and state tax liabilities, respectively.

11.  RELATED PARTY TRANSACTIONS

     ASCENT/COMSAT

     During the third quarter of 1995, the Company entered into a Contribution Agreement with Ascent, whereby the Company acquired various assets and liabilities (primarily installed video systems and related construction in progress, accounts receivable, deferred income taxes and other assets) from Ascent with a net book value of approximately $56,539,000 in exchange for approximately 5,337,000 shares of common stock of the Company. During the second quarter of 1996, in connection with the aforementioned Contribution Agreement, Ascent contributed additional assets and liabilities with a net book value of $1,385,000 to the Company. Both of these transfers of net assets and shares between companies under common control has been accounted for at historical cost.

     The Company sold video systems and provided video management services to Ascent totaling approximately $18,900,000, which accounted for 18% of total revenues in 1995 (none after 1995). The Company had approximately $104,000 and $21,000 in payables to Ascent at December 31, 1997 and 1996, respectively. The Company had approximately $645,000 in payables to COMSAT at December 31, 1996. Marketing, general and administrative expenses in the accompanying financial statements are net of $732,000 in 1995, paid by Ascent based on a percentage of video system sales to Ascent (none after 1995). Research and development expenses in the accompanying financial statements are net of $436,000 in 1995, paid by Ascent based on a percentage of video system sales to Ascent (none after 1995).

     During 1996 in connection with the Merger and Acquisition, the Company and Ascent entered into a Corporate Agreement, as amended, pursuant to which the Company has agreed with Ascent, among other things, not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the Company's Credit Facility (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $140 million through December 31, 1997; provided, however, that such indebtedness may only be incurred in compliance with the financial covenants contained in the Credit Facility, with any amendments to such covenants subject to the written consent of Ascent. Subsequent to December 31, 1997, the Corporate Agreement was amended to increase the OCC indebtedness limit to $157 million through December 31, 1998.

     Effective October 8, 1996, the Company entered into an "Intercompany Management Services Agreement" with Ascent under which Ascent will provide certain management services to OCC through December 31, 1999. Services to be provided include insurance administration, coordination and advisory services regarding corporate financing, employee benefits administration, public relations, and various other general corporate functions. Fees for management services are $100,000 per month. The Company paid a total of $100,000 in management service fees to Ascent in 1996. In 1997, Ascent waived the payments due under the Agreement.

     HILTON HOTELS CORPORATION ("HILTON")

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

     Pursuant to a letter agreement between OCV and Hilton entered into in August 1996, Hilton the right to put to Ascent all, but not less than all, of the shares acquired from exercise of the Hilton Warrants and still held by Hilton on the date 90 days after the closing of the SpectraVision Acquisition at the same exercise price at which Hilton exercised its warrants. On January 5, 1997, this put right expired unexercised.

     The Company earned revenues of approximately $22,000,000, $18,900,000 and $15,000,000, which accounted for 10%, 13% and 15%, of total revenues in 1997, 1996 and 1995, respectively, from Hilton and its affiliates. Accounts receivable from Hilton and its affiliates at December 31, 1997 and 1996 was approximately $753,000 and $1,700,000, respectively.

     MAGINET CORPORATION

     The Company also earned video system sales of approximately $751,000, $4,420,000 and $3,000,000 in 1997, 1996 and 1995 and movie revenues of approximately $150,000, $524,000 and $362,000 in 1997, 1996 and 1995 from
     MagiNet Corporation which is a related party by virtue of the Company's preferred stock investment in this company. Accounts receivable from MagiNet at December 31, 1997 and 1996 was approximately $150,000 and $1,000,000, respectively. (See Note 2 for additional discussion).

12.  CONCENTRATION OF CREDIT RISK

     The Company generates the majority of its revenues from the guest usage of proprietary video systems located in various hotels primarily throughout the United States, Canada, Mexico, Europe, Australia and the Far East. The Company performs periodic credit evaluations of its installed hotel locations and generally requires no collateral while maintaining allowances for potential credit losses. The Company invests its cash in high-credit quality institutions. These instruments are short-term in nature and, therefore, bear minimal risk.

     Marriott Corporation and its affiliates accounted for 21%, 25% and 35% of revenues in 1997, 1996 and 1995, respectively, while Holiday Inn Corporation accounted for 11% and 14% of revenues in 1997 and 1996.

13.  EMPLOYEE BENEFIT PLAN

     Qualified employees are eligible to participate in the Company's 401(k) tax-deferred savings plan. Participants may contribute up to 20% of their eligible earnings (to a maximum of approximately $9,500 per year) to this plan, for which the Company, at the discretion of the Board or Directors, may make matching contributions. Matching contributions made by the Company were approximately $711,000, $1,014,000 and $351,000 in 1997, 1996 and
     1995, respectively.

14.  LEGAL MATTERS

     In 1995, the Company recorded a charge of $1,540,000 related to the settlement with a former employee who alleged wrongful termination and breach of contract.

     In 1995, the Company filed suit against a competitor alleging patent infringement and seeking unspecified damages. In 1996, the competitor filed a counter suit against the Company alleging patent infringement and seeking unspecified damages. The Company intends to contest the counter suit vigorously and believes the claim is without merit and will not result in a material adverse effect to the Company's financial position, results of operations or cash flows.

     The Company is a defendant, and may be a potential defendant, in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996:


                                                 DEC. 31     SEPT. 30      JUNE 30     MARCH 31
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues                                        $ 56,667     $ 56,985     $ 56,387     $ 52,064
Direct costs of revenue                           25,775       25,734       26,338       25,496
Operating expenses                                37,102       34,821       33,576       36,667
Operating loss                                    (6,210)      (3,570)      (3,527)     (10,099)
Net loss applicable to nonredeemable
   common stock                                   (9,473)      (6,068)      (5,817)     (11,956)
Basic and diluted loss per share                $  (0.31)    $  (0.20)    $  (0.19)    $  (0.40)

1996(1)
Revenues                                        $ 52,286     $ 32,693     $ 31,949    $ 30,541
Direct costs of revenue                           27,704       15,373       14,164      13,778
Operating expenses                                39,671       17,434       15,912      14,753
Operating income (loss)                          (15,089)        (114)       1,873       2,010
Net income (loss) applicable to
   nonredeemable common stock                    (16,775)         251          544         758
Basic and diluted income (loss) per share       $  (0.58)    $   0.01     $   0.02    $   0.03

---------------
(1) Results for the fourth quarter of 1996 reflect the acquisition of SpectraVision which was recorded using the purchase method of accounting as defined by generally accepted accounting principles. As such, all revenue and expenses of SpectraVision for the period October 8 through December 31, 1996, are included herein.


                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

      Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the On Command Corporation 1998 Annual Meeting of Stockholders - Notice and Proxy Statement - (the "Proxy Statement") (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1997) which meeting involves election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

        The following consolidated financial statements of On Command Corporation are included in Item 8:

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 1997 and 1996

        Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

        Notes to the Consolidated Financial Statements

        Quarterly Results of Operations for the years ended December 31, 1997 and 1996

(a)(2)  FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statement schedule of On Command Corporation is included:

        Schedule II -- Valuation Accounts

        Information required by the other schedules has been presented in the Notes to the Consolidated Financial Statement or such schedule is not applicable and, therefore, has been omitted.

(a)(3)  EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBIT

EXHIBIT NO.    DESCRIPTION
3.1            Certificate of Amended and Restated Certificate of Incorporation
               of On Command Corporation, which is incorporated by reference to
               Exhibit 3.1 of Form S-4

3.3 Bylaws of On Command Corporation, which is incorporated by reference to Exhibit 3.3 of Form S-4

4.1 Registration Rights Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.1 of Form S-4

4.2 Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 of Form S-4

10.1 Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services,
               Inc. and On Command Video Corporation (confidential treatment granted), which is incorporated by reference to Form S-4, (Incorporated by reference to Exhibit 10.6 of the Registration statement on Form S-1 (File No. 33-98502) of Ascent Entertainment
               Group, Inc.)

10.2           Hilton Hotels Corporation-On Command Video Agreement, dated April
               27, 1993, by and between Hilton Hotels Corporation and On Command
               Video Corporation, which is incorporated by reference to Exhibit
               10.4 of Form S-4 (confidential treatment granted)

10.3*          Form of Employment Agreement between On Command Corporation and
               Robert Kavner, which is incorporated by reference to Exhibit 10.6 of Form S-4

10.4*          Form of Employment Agreement between On Command Corporation and
               Brian Steel, which is incorporated by reference to Exhibit 10.8 of Form S-4

10.5* Employment and Consulting Agreement, dated November 20, 1991, between Robert Snyder and On Command Video Corporation which is incorporated by reference to Exhibit 10.9 of Form S-4

10.6 Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to
               Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 1996 ("OCC 1996 Form 10-K")).

10.7           Corporate Agreement dated as of October 8, 1996, between On
               Command Corporation and Ascent Entertainment Group, Inc.
               (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1996 at Ascent
               Entertainment Group, Inc. (Commission File No. 0-27192)).

10.8*          1996 Key Employee Stock Plan (Incorporated by reference to
               Exhibit 10.13 of the OCC 1996 Form 10-K).

10.9*          1997 Employee Stock Purchase Plan (Incorporated by reference to
               Exhibit 4(c) of Form S-8 filed August 8, 1997

10.10* 1997 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 4(d) of Form S-8 filed August 8, 1998

10.11          First Amended and Restated Credit Agreement dated as of November
               24, 1997, between On Command Corporation and the Lenders Named
               Therein and NationsBank of Texas, N.A.

21.1           Subsidiaries of On Command Corporation.

23.1           Independent Auditors' Consent

*     Indicates compensatory plan or arrangement.

 (B)  REPORTS

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY SAN JOSE, STATE OF CALIFORNIA ON MARCH 27, 1998.

                                    On Command Corporation

                                    By: /s/ ROBERT M. KAVNER
                                        ----------------------------------------
                                        Robert M. Kavner
                                        Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                         TITLE                                         DATE
---------                         -----                                         ----
/s/ ROBERT M. KAVNER              President, Chief Executive Officer,           March 27, 1998
-----------------------------     and Director
Robert M. Kavner                  (Principal Executive Officer)

/s/ BRIAN A. C. STEEL             Executive Vice President,                     March 27, 1998
-----------------------------     Chief Financial Officer,
Brian A. C. Steel                 Chief Operating Officer, and
                                  Director (Principal Financial
                                  Officer)

/s/ PAUL J. MILLEY                Senior Vice President, Finance                March 27, 1998
----------------------------      (Principal Accounting Officer)
Paul J. Milley

/s/ ARMYAN BERNSTEIN              Director                                      March 27, 1998
----------------------------
Armyan Bernstein

/s/ JAMES A. CRONIN, III          Director                                      March 27, 1998
----------------------------
James A. Cronin, III

/s/ CHARLES LYONS                 Chairman of the Board                         March 27, 1998
----------------------------
Charles Lyons

/s/ GARY L. WILSON                Director                                      March 27, 1998
----------------------------
Gary L. Wilson

                             ON COMMAND CORPORATION
                                   Schedule II

                               VALUATION ACCOUNTS

COL. A                                            COL. B                     COL. C                      COL. D            COL. E

                                                                           Additions
                                                                 ----------------------------
                                                Balance at                          Charged
                                               Beginning of      Acquired with       to Costs                           Balance at
              Description                         Period         SpectraVision       Expenses         Deductions       End of Period
-----------------------------------------      ------------      -------------     ------------      ------------      -------------
From January 1, 1997 to December 31, 1997
    Deferred tax asset valuation               $ 15,674,000                --      $ 10,620,000                --      $ 26,294,000
      allowance                                     629,000                --         1,001,000                --         1,630,000

    Bad debt allowance                         $         --      $ 62,218,000      $  5,333,000      $         --        56,885,000

From January 1, 1996 to December 31, 1996
    Deferred tax asset valuation                         --        11,186,000         5,333,000           845,000      $ 15,674,000
      allowance
    Bad debt allowance                         $    100,000           100,000           450,000            21,000           629,000


From January 1, 1995 to December 31, 1995
    Bad debt allowance                         $    100,000                --                --                --      $    100,000

                              INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
3.1            Certificate of Amended and Restated Certificate of Incorporation
               of On Command Corporation, which is incorporated by reference to
               Exhibit 3.1 of Form S-4

3.3 Bylaws of On Command Corporation, which is incorporated by reference to Exhibit 3.3 of Form S-4

4.1 Registration Rights Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.1 of Form S-4

4.2 Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 of Form S-4

10.1 Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services,
               Inc. and On Command Video Corporation (confidential treatment granted), which is incorporated by reference to Form S-4, (Incorporated by reference to Exhibit 10.6 of the Registration statement on Form S-1 (File No. 33-98502) of Ascent Entertainment
               Group, Inc.)

10.2           Hilton Hotels Corporation-On Command Video Agreement, dated April
               27, 1993, by and between Hilton Hotels Corporation and On Command
               Video Corporation, which is incorporated by reference to Exhibit
               10.4 of Form S-4 (confidential treatment granted)

10.3*          Form of Employment Agreement between On Command Corporation and
               Robert Kavner, which is incorporated by reference to Exhibit 10.6 of Form S-4

10.4*          Form of Employment Agreement between On Command Corporation and
               Brian Steel, which is incorporated by reference to Exhibit 10.8 of Form S-4

10.5* Employment and Consulting Agreement, dated November 20, 1991, between Robert Snyder and On Command Video Corporation which is incorporated by reference to Exhibit 10.9 of Form S-4

10.6 Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to
               Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 1996 ("OCC 1996 Form 10-K")).

10.7           Corporate Agreement dated as of October 8, 1996, between On
               Command Corporation and Ascent Entertainment Group, Inc.
               (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1996 at Ascent
               Entertainment Group, Inc. (Commission File No. 0-27192)).

10.8*          1996 Key Employee Stock Plan (Incorporated by reference to
               Exhibit 10.13 of the OCC 1996 Form 10-K).

10.9*          1997 Employee Stock Purchase Plan (Incorporated by reference to
               Exhibit 4(c) of Form S-8 filed August 8, 1997

10.10* 1997 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 4(d) of Form S-8 filed August 8, 1998

10.11          First Amended and Restated Credit Agreement dated as of November
               24, 1997, between On Command Corporation and the Lenders Named
               Therein and NationsBank of Texas, N.A.

21.1           Subsidiaries of On Command Corporation.

23.1           Independent Auditors' Consent

---------------
 * Indicates compensatory plan or arrangement