Form 10-Q
period 1998-03-31
ON COMMAND CORP
filed 1998-05-13
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
Commission File Number   00-21315


                             ON COMMAND CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                                      77-04535194
---------------------------------------------         -------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification No.)


6331 SAN  IGNACIO AVE,  SAN JOSE,  CALIFORNIA                    95119
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (408) 360-4500
                ------------------------------------------------
              (Registrant's telephone number, including area code)



                                (not applicable)
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes [X]    No [ ].

               The number of shares outstanding of the Registrant's Common Stock as of March 31, 1998 was 29,860,613 shares.

                             ON COMMAND CORPORATION

                                    FORM 10Q
                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I.      FINANCIAL INFORMATION

      Item 1 - Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31,1998 and December 31,1997.              3

           Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 1998 and 1997.                                                               4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31,1998 and 1997.                                                                      5

           Notes to Condensed Consolidated Financial Statements.                                       6-7

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.    8-12


PART II.      OTHER INFORMATION

    Item 1 - Legal Proceedings                                                                          13

    Item 4 - Submission of Matters to a Vote of Security Holders                                        13

    Item 6 - Exhibits and Reports on Form 8-K                                                           13


SIGNATURES                                                                                              14

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 March 31,      December 31,
                                                                                   1998           1997
                                                                                 ---------       ---------
                                                                                (Unaudited)
                                          ASSETS

Current assets:
  Cash and cash equivalents                                                      $   6,063       $   6,287
  Accounts receivable, net                                                          31,022          26,827
  Other current assets                                                               1,863           1,959
                                                                                 ---------       ---------
     Total current assets                                                           38,948          35,073

Video systems, net                                                                 274,353         270,531
Property and equipment, net                                                          7,973           7,850
Goodwill, net                                                                       80,955          82,049
Other assets, net                                                                    5,410           5,885
                                                                                 ---------       ---------
                                                                                 $ 407,639       $ 401,388
                                                                                 =========       =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  23,772       $  20,155
  Accrued compensation                                                               4,455           5,805
  Other accrued liabilities                                                         10,722           9,763
  Taxes payable                                                                     10,180          11,115
                                                                                 ---------       ---------
    Total current liabilities                                                       49,129          46,838

Other accrued liabilities                                                            3,629           4,383
Revolving credit facility                                                          145,000         133,000
                                                                                 ---------       ---------
    Total liabilities                                                              197,758         184,221
                                                                                 ---------       ---------


Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 1998 and 1997 shares issued and outstanding, 29,861 in 1998 and 29,801 in 1997;
     shares subscribed - 276 in 1998 and 315 in 1997                                   301             301
  Additional paid-in capital                                                       249,452         249,431
  Common stock warrants                                                             31,450          31,450
  Cumulative translation adjustments                                                  (433)           (964)
  Accumulated deficit                                                              (70,889)        (63,051)
                                                                                 ---------       ---------
     Total stockholders' equity                                                    209,881         217,167
                                                                                 ---------       ---------
                                                                                 $ 407,639       $ 401,388
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               Three Months Ended
                                                                   March 31,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
Revenues:
  Room revenues                                              $ 54,246       $ 49,963
  Video system sales / other                                    1,622          2,101
                                                             --------       --------
    Total revenues                                             55,868         52,064
                                                             --------       --------

Direct costs:
  Room revenues                                                23,122         24,430
  Video system sales / other                                      798          1,066
                                                             --------       --------
    Total direct costs of revenue                              23,920         25,496
                                                             --------       --------

Direct income                                                  31,948         26,568

Operating expenses:
  Operations                                                    8,421          9,854
  Research and development                                      1,688          1,614
  Selling, general and administrative                           5,965          6,190
  Depreciation and amortization                                21,456         19,009
                                                             --------       --------
    Total operating expenses                                   37,530         36,667
                                                             --------       --------

Operating loss                                                 (5,582)       (10,099)

Interest/other expense, net                                    (2,282)        (1,857)
                                                             --------       --------

Loss before income taxes                                       (7,864)       (11,956)

Income tax benefit                                                 26             --
                                                             --------       --------
Net loss                                                     $ (7,838)      $(11,956)
                                                             ========       ========

Basic and diluted net loss per share                         $  (0.26)      $  (0.40)
                                                             ========       ========

Shares used in basic and diluted per share computations        30,118         30,047
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 -----------------------
                                                                   1998           1997
                                                                 --------       --------
Cash flows from operating activities:
  Net loss                                                       $ (7,838)      $(11,956)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                21,456         19,009
      Loss on disposal of fixed assets                                 77             92
      Changes in assets and liabilities:
          Accounts receivable, net                                 (4,164)           (62)
          Other assets                                                (13)           799
          Accounts payable                                          3,608          5,386
          Accrued compensation                                     (1,359)           274
          Taxes payable                                              (993)           326
          Other accrued liabilities                                   134         (1,182)
                                                                 --------       --------
           Net cash provided by operating activities               10,908         12,686

Cash flows from investing activities:
      Capital expenditures                                        (23,202)       (19,453)
      Other assets                                                     --            (20)
                                                                 --------       --------
            Net cash used in investing activities                 (23,202)       (19,473)
                                                                 --------       --------

Cash flows from financing activities:
      Proceeds from revolving credit facility                      12,000          5,000
      Proceeds from issuance of common stock                           21             --
                                                                 --------       --------
            Net cash provided by financing activities              12,021          5,000
                                                                 --------       --------

Effect of exchange rate changes on cash                                49            (46)
                                                                 --------       --------

Net decrease in cash and cash equivalents                            (224)        (1,833)

Cash and cash equivalents, beginning of period                      6,287          5,733
                                                                 --------       --------

Cash and cash equivalents, end of period                         $  6,063       $  3,900
                                                                 ========       ========

Supplemental information:
      Cash paid for income taxes                                 $     --       $     82
                                                                 ========       ========
      Cash paid for interest                                     $  2,210       $  1,603
                                                                 ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

1.           BASIS OF PRESENTATION

               On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and (ii) the acquisition (the "Acquisition") of SpectraDyne, Inc., a wholly owned subsidiary of SpectraVision, Inc. ("Oldco"). Following the Acquisition in 1996, SpectraDyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent had been a majority-owned subsidiary of COMSAT Corporation ("COMSAT") and on June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution").

               The condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.           NET LOSS PER SHARE

               Basic and diluted net loss per share are computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants and at March 31, 1998 and 1997 approximately 10.1 million and
        9.9 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common shares outstanding for the diluted EPS computation as common stock equivalents because their effect is antidilutive.

3.          COMPREHENSIVE LOSS

               Total comprehensive loss of $7.3 million at March 31, 1998 is comprised of $ 7.8 million net loss less $0.5 million net change in the cumulative translation account. At March 31, 1997, total comprehensive loss of $11.8 million is comprised of $12.0 million net loss less $0.2 million net change in the cumulative translation account.

4.           DEBT

               On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended; most notably, the inclusion of restrictions on the Company's ability to pay dividends or make other distributions until the later of January 1, 1999 or until certain operating ratios are attained. The Credit Facility matures in November 2002 and , subject to certain conditions, can be renewed for two additional years. At March 31, 1998, there was $55 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

5.           LITIGATION

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

6.           NEW ACCOUNTING PRONOUNCEMENTS

               In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131) which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flow. The Company is required to and will adopt SFAS 131 for the fiscal year 1998.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may contain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Condensed Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

     OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the United States lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 motion pictures on computer controlled television sets located in their rooms. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past six years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 902,000 rooms at March 31, 1998. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies and individually owned and franchised hotel properties.

     At March 31, 1998, approximately 87% of OCC's 902,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 86% had on-demand capability.

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

     The revenues generated from the Company's pay-per-view service are influenced by occupancy rates at the hotel property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary by property based on the property's location, competitive position within its marketplace, seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions.

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

                             ANALYSIS OF OPERATIONS

EFFECTS OF SATELLITE DISRUPTION

     On January 11, 1997, OCC experienced an interruption in service for certain of its SpectraVision hotels caused by the loss of communication with a satellite used to deliver pay-per-view programming. Approximately 950 of OCC's approximately 3,100 hotels were affected. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. By February 9, 1997, OCC was able to obtain alternate satellite service and had restored full service to all the hotels affected. The Company believes the loss of satellite service in the first quarter of 1997 resulted in approximately $3 million of decreased EBITDA through reduced revenues and increased expenses in that period. On July 23, 1997, the alternate satellite service was terminated. As of that date, many of the rooms previously receiving only satellite broadcast were installed with tape based replacement systems. The remaining satellite only rooms, which totaled approximately 37,000 rooms, were either assigned to another provider or had service discontinued.

ROOM AND INVESTMENT ACTIVITY

     At March 31, 1998, the Company's installed room base was approximately 902,000, as compared to approximately 917,000 at the end of the first quarter of 1997. In the first quarter, the Company installed its on-demand system in approximately 42,000 rooms, of which approximately 33,000 were conversions of SpectraVision properties, and approximately 9,000 were net new hotel installations. The decline in the installed room total at the end of the first quarter 1998 was due primarily to the previously announced transfer of rooms to Skylink Cinema Corporation in 1997, and room losses from the termination of satellite broadcast movie services in SpectraVision hotels. The hotels included in the transfer and termination of service consisted primarily of rooms that did not fit the Company's target economic profile. Capital expenditures totaled $23.2 million during the quarter primarily in support of the SpectraVision conversions, new hotel installations, increased inventory, and internal fixed asset purchases. Following is selected financial information for the three months ended March 31, 1998 compared to the same period for 1997.

                         SELECTED FINANCIAL INFORMATION
                 (In thousands, except hotel and room amounts)


                                                       THREE MONTHS ENDED
                                       --------------------------------------------------
                                                       % OF                         % OF
                                       MARCH 31,       TOTAL        MARCH 31,       TOTAL
                                         1998         REVENUE         1997         REVENUE
                                       --------        -----        --------        -----
Revenues:
    Room Revenues                      $ 54,246         97.1%       $ 49,963         96.0%
    Video Systems/Other                   1,622          2.9%          2,101          4.0%
                                       --------        -----        --------        -----
Total Revenues                           55,868        100.0%         52,064        100.0%

Direct Costs
    Room Revenues                        23,122         41.4%         24,430         46.9%
    Video Systems/Other                     798          1.4%          1,066          2.0%
                                       --------        -----        --------        -----
Total Direct Costs                       23,920         42.8%         25,496         49.0%

                                       --------        -----        --------        -----
Direct Profit                            31,948         57.2%         26,568         51.0%

Operations                                8,421         15.1%          9,854         18.9%
Research & Development                    1,688          3.0%          1,614          3.1%
Selling, General & Administrative         5,965         10.7%          6,190         11.9%
                                       --------        -----        --------        -----
                                         16,074         28.8%         17,658         33.9%

                                       --------        -----        --------        -----
EBITDA (1)                               15,874         28.4%          8,910         17.1%

Depreciation & Amortization              21,456         38.4%         19,009         36.5%
Interest                                  2,282          4.1%          1,857          3.6%
Taxes                                       (26)         0.0%             --          0.0%
                                       --------        -----        --------        -----
                                         23,712         42.4%         20,866         40.1%

                                       ========        =====        ========        =====
Net Loss                               $ (7,838)       (14.0%)      $(11,956)       (23.0%)
                                       ========        =====        ========        =====

CAPITAL EXPENDITURES                   $ 23,202                     $ 19,453


                                                         % OF                         % OF
                                        MARCH 31,        TOTAL       MARCH 31,        TOTAL
                                          1998           ROOMS        1997            ROOMS
                                        -------          -----       ---------       -------
TOTAL HOTELS                              3,096                        3,138
TOTAL ROOMS                             902,000                      917,000

ROOM COMPOSITION:
Geographic
    Domestic                            781,000         86.6%        799,000         87.1%
    International                       121,000         13.4%        118,000         12.9%

System Type
    Scheduled Only                      125,000         13.9%        205,000         22.4%
    On-Demand                           777,000         86.1%        712,000         77.6%

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. The most significant differences between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been pre- sented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are pre-sented in the financial statements in Item 1 and discussed in Item 2 under Liquidity and Capital Resources.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,1997

        Total revenues for the first quarter of 1998 increased $3.8 million or 7.3% to $55.9 million, as compared to $52.1 million for the comparable period of 1997. Room revenues increased $4.3 million or 8.6% in the first quarter of 1998 to $54.2 million, as compared to $49.9 million in the first quarter of 1997. The increase was primarily due to the satellite outage in the first quarter of 1997, stronger selection of feature movies during the first quarter of 1998, and a higher percentage of total rooms being served by OCV equipment in the first quarter of 1998 as compared to the first quarter 1997. Video system sales and other revenues decreased $0.5 million or 22.8% to $1.6 million in the first quarter of 1998, as compared to $2.1 million in the first quarter of 1997, reflecting a slowdown in ordering of video systems from two of the Company's primary licensees.

        Total direct costs of revenues for the first quarter of 1998 decreased $1.6 million or 6.2% to $23.9 million, as compared to $25.5 million for the first quarter of 1997. Direct costs associated with room revenue in the first quarter of 1998 decreased $1.3 million or 5.4% to $23.1 million, as compared to $24.4 million for the same period of 1997, and as a percentage of room revenue decreased to 42.6% at March 31, 1998 from 48.9% at March 31, 1997. The decrease is principally attributed to termination of satellite movie service related to SpectraVision rooms. The decrease was partially offset by an increase in movie royalty and commission expenses in relation to the increase in movie revenue. Direct costs from video system sales and other revenues decreased $0.3 million or 25.1% to $0.8 million in the first quarter of 1998, as compared to $1.1 million in the same period of 1997, primarily as a result of declining video systems sales. Direct costs as a percentage of video system sales and other revenues decreased to 49.2% for the first quarter of 1998 from 50.7% for the same period of 1997, primarily attributable to an increase in other revenues which have significantly higher margins than video system sales.

        Operations expenses, which consists primarily of technical field support for the hotels, for the first quarter of 1998 decreased $1.4 million or 14.5% to $8.4 million, as compared to $9.8 million in the first quarter of 1997, and as a percentage of total revenue decreased to 15.1% from 18.9% in the first quarter of 1997. The decrease is primarily due to $0.8 million of non-recurring satellite re-deployment expenses incurred in the first quarter of 1997. The lower expenses are also the result of more efficient field support due to the higher ratio of OCV equipped rooms in the first quarter of 1998 as compared to the first quarter of 1997.

        Research and development expenses for the first quarter of 1998 remains consistent with the first quarter of 1997. The savings from decreased engineering support on SpectraVision equipped rooms, is offset by costs from increasing efforts in the development of the Company's new digital platforms and programming support.

        Selling, general and administrative expenses for the first quarter of 1998 decreased $0.2 million or 3.6% to $6.0 million, as compared to $6.2 million in the first quarter of 1997, and as a percentage of total revenue decreased to 10.7% from 11.9% in the first quarter of 1997. The decrease is principally due to savings generated from the consolidation of SpectraVision's and OCV's financial and administrative functions.

        Depreciation and amortization expenses for the first quarter of 1998 increased $2.4 million or 12.9% to $21.4 million, as compared to $19.0 million for the first quarter of 1997, and as a percentage of total revenue increased to 38.4% at March 31, 1998 from 36.5% at March 31, 1997. These expenses are primarily attributable to depreciable video systems that generate movie revenue. The dollar increase is mainly due to capital investments associated with the growing OCV room base. The percentage of total revenue increase is attributable to the higher cost basis of the increased number of hotels served by OCV equipment.

        Interest/other expense, net for the first quarter of 1998 increased $0.4 million or 22.9% to $2.3 million, as compared to $1.9 million in the first quarter of 1997. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and replacement of SpectraVision systems with OCV systems.

        Provision for income taxes for the first quarter of 1998 represents tax benefits on losses in certain foreign jurisdictions.

        EBITDA for the first quarter of 1998 increased $7.0 million or 78.2% to $15.9 million as compared to $8.9 million in the first quarter of 1997. EBITDA as a percentage of total revenue increased to 28.4% in the first quarter of 1998 from 17.1% in the same period of 1997. The improved EBITDA is primarily attributable to the satellite outage in the first quarter 1997, the termination in July 1997 of all satellite pay-per-view service related to SpectraVision rooms, lower field support expenses as a result of reduced number of SpectraVision rooms, and the consolidation of SpectraVision and OCV financial and administrative functions, as discussed above.

        Net loss decreased to $7.8 million for the first quarter of 1998 from $12.0 million for the first quarter of 1997 due to the factors described above.


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

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of cash during the three months ended March 31, 1998 were cash from operations of $10.9 million, and borrowings of $12.0 million from its Credit Facility with NationsBank of Texas, N.A. ("NationsBank") (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $23.2 million for the first three months of the year, primarily for the conversion of SpectraVision rooms, the installation of new hotels with OCV's on-demand system, increased inventory, and internal fixed asset purchases.

        The limit of the Company's Credit Facility is $200 million. At March 31, 1998, the Company had $145.0 million outstanding under its Credit Facility and has access to an additional $55.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems for the remainder of 1998.

RESTRICTIONS ON DEBT FINANCINGS

        Pursuant to the Corporate Agreement entered into between Ascent and OCC, the Company has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility and indebtedness incurred in the ordinary course of operations, as limited by Ascent. Ascent's limitation on such OCC indebtedness currently stands at $157 million through December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

        From time to time the Company has been, or may become, involved in legal proceedings incidental to the conduct of its business. While the outcome of such proceedings cannot be predicted with certainty, the Company does not believe any such proceedings presently pending will have a material adverse affect on the Company's financial position or its result of operations.

ITEM 2. CHANGES IN SECURITIES:

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. An annual meeting of stockholders of On Command Corporation was held on May 6, 1998 for the following purposes:

        1. Election of all directors.

        2. Action on such other matters as may properly come before the meeting.

        b. The directors who were elected at the meeting are as follows:

           Charles Lyons
           Armyan Bernstein
           James A. Cronin, III
           Robert M. Kavner
           Brian A.C. Steel
           Gary L. Wilson

        c. In connection with matters voted on at the annual meeting, the following results were obtained:

           1.   Election of Directors


                                         For         Against       Withheld     Abstentions
                                         ---         -------       --------     -----------
               Charles Lyons          25,907,745         -          1,465            -
               Armyan Bernstein       25,907,745         -          1,465            -
               James A. Cronin, III   25,907,745         -          1,465            -
               Robert M. Kavner       25,907,745         -          1,465            -
               Brian A.C. Steel       25,907,745         -          1,465            -
               Gary L. Wilson         25,907,745         -          1,465            -


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K:
         None


EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
27.0           Financial Data Schedule

---------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on May 13, 1998.


                                    On Command Corporation



                                    By:    /s/ BRIAN A.C.STEEL
                                    -------------------------------
                                    Brian A.C. Steel
                                    Executive Vice President,
                                    Chief Financial Office,
                                    Chief Operating Officer, and
                                    Director
                                    (Principal Financial Officer)




                                    By:    /s/ PAUL J. MILLEY
                                    -------------------------------
                                    Paul J. Milley
                                    Senior Vice President, Finance
                                    (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
27.01                    Financial Data Schedule