Form 10-Q
period 1998-06-30
ON COMMAND CORP
filed 1998-08-13
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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


                                 (408) 360-4500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                        Yes      X       No            .
                            ------------   ------------

        The number of shares outstanding of the Registrant's Common Stock as of June 30, 1998 was 30,159,782 shares.

                             ON COMMAND CORPORATION

                                   FORM 10-Q
                                      INDEX


                                                                                                                       Page No.
PART I.      FINANCIAL INFORMATION

      Item 1 - Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30,1998 and December 31,1997.                               3

             Condensed Consolidated Statements of Operations for the Three Months and Six Months
             Ended June 30, 1998 and 1997.                                                                                4

             Condensed Consolidated Statements of Cash Flows for the Six months Ended
             June 30,1998 and 1997.                                                                                       5

             Notes to Condensed Consolidated Financial Statements.                                                       6-7

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.                    8-13


PART II.      OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                                                           14


SIGNATURES                                                                                                                15

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                      June 30,          December 31,
                                                                                        1998                1997
                                                                                     ---------           ---------
                                                                                   ( Unaudited )
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                          $   4,839           $   6,287
  Accounts receivable, net                                                              38,995              26,827
  Other current assets                                                                   2,223               1,959
                                                                                     ---------           ---------
     Total current assets                                                               46,057              35,073

Video systems, net                                                                     274,399             270,531
Property and equipment, net                                                              9,208               7,850
Goodwill, net                                                                           79,862              82,049
Other assets, net                                                                        4,827               5,885
                                                                                     ---------           ---------
                                                                                     $ 414,353           $ 401,388
                                                                                     =========           =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $  28,510           $  20,155
  Accrued compensation                                                                   5,027               5,805
  Other accrued liabilities                                                             11,591               9,763
  Taxes payable                                                                         10,406              11,115
                                                                                     ---------           ---------
    Total current liabilities                                                           55,534              46,838

Other accrued liabilities                                                                2,919               4,383
Revolving credit facility                                                              154,000             133,000
                                                                                     ---------           ---------
    Total liabilities                                                                  212,453             184,221
                                                                                     ---------           ---------


Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 1998 and 1997 shares issued and outstanding, 30,160 in 1998 and 29,801 in 1997;
     shares subscribed - 2 in 1998 and 315 in 1997                                         301                 301
  Additional paid-in capital                                                           249,656             249,431
  Common stock warrants                                                                 31,450              31,450
  Cumulative translation adjustments                                                    (1,540)               (964)
  Accumulated deficit                                                                  (77,967)            (63,051)
                                                                                     ---------           ---------
     Total stockholders' equity                                                        201,900             217,167
                                                                                     ---------           ---------
                                                                                       414,353             401,388
                                                                                     =========           =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                       June 30,
                                                            ------------------------      ------------------------
                                                               1998           1997          1998            1997
                                                            ---------      ---------      ---------      ---------
Revenues:
  Room revenues                                             $  58,652      $  54,580      $ 112,898      $ 104,543
  Video system sales/other                                      2,243          1,807          3,865          3,908
                                                            ---------      ---------      ---------      ---------
    Total revenues                                             60,895         56,387        116,763        108,451
                                                            ---------      ---------      ---------      ---------


Direct costs:
  Room revenues                                                25,492         25,381         48,614         49,811
  Video system sales/other                                      1,370            957          2,168          2,023
                                                            ---------      ---------      ---------      ---------
    Total direct costs                                         26,862         26,338         50,782         51,834
                                                            ---------      ---------      ---------      ---------


Direct income                                                  34,033         30,049         65,981         56,617

Operating expenses:
  Operations                                                    8,569          7,873         16,990         17,727
  Research and development                                      2,022          1,489          3,710          3,103
  Selling, general and administrative                           6,328          4,700         12,293         10,890
  Depreciation and amortization                                21,786         19,514         43,242         38,523
                                                            ---------      ---------      ---------      ---------
    Total operating expenses                                   38,705         33,576         76,235         70,243
                                                            ---------      ---------      ---------      ---------

Operating loss                                                 (4,672)        (3,527)       (10,254)       (13,626)

Interest/other expense, net                                     2,482          1,838          4,764          3,695
                                                            ---------      ---------      ---------      ---------

Loss before income taxes                                       (7,154)        (5,365)       (15,018)       (17,321)

Income tax (benefit) expense                                      (76)           452           (102)           452
                                                            ---------      ---------      ---------      ---------
Net loss                                                       (7,078)        (5,817)       (14,916)       (17,773)
                                                            =========      =========      =========      =========

Basic and diluted net loss per share                        $   (0.23)     $   (0.19)     $   (0.50)     $   (0.59)
                                                            =========      =========      =========      =========

Shares used in basic and diluted per share computations        30,147         30,060         30,133         30,053
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  1998           1997
                                                                --------      --------
Cash flows from operating activities:
  Net loss                                                      $(14,916)     $(17,773)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                               43,242        38,523
      Loss on disposal of fixed assets                                74            --
      Changes in assets and liabilities:
          Accounts receivable, net                               (12,207)       (1,835)
          Other assets                                              (225)          990
          Accounts payable                                         8,363         6,865
          Accrued compensation                                      (773)         (398)
          Taxes payable                                           (1,148)        1,216
          Other accrued liabilities                                  255           446
                                                                --------      --------
           Net cash provided by operating activities              22,665        28,034

Cash flows from investing activities:
      Capital expenditures                                       (45,245)      (43,915)
      Other assets                                                    --            28
                                                                --------      --------
            Net cash used in investing activities                (45,245)      (43,887)
                                                                --------      --------

Cash flows from financing activities:
      Proceeds from revolving credit facility                     21,000        17,000
      Proceeds from issuance of common stock                         225           126
                                                                --------      --------
            Net cash provided by financing activities             21,225        17,126
                                                                --------      --------

Effect of exchange rate changes in cash                              (93)          145
                                                                --------      --------

Net increase (decrease) in cash and cash equivalents              (1,448)        1,418

Cash and cash equivalents, beginning of period                     6,287         5,733
                                                                --------      --------

Cash and cash equivalents, end of period                        $  4,839      $  7,151
                                                                ========      ========

Non-cash activity:
      Reversal of accrual made in purchase
          price allocation                                      $     --      $  3,000
                                                                ========      ========

Supplemental information:
      Cash paid for income taxes                                $     --      $    265
                                                                ========      ========
      Cash paid for interest                                    $  4,575      $  3,129
                                                                ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

1.       BASIS OF PRESENTATION

                  On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and (ii) the acquisition of SpectraDyne, Inc., a wholly owned subsidiary of SpectraVision, Inc. Following the Acquisition in 1996, SpectraDyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent was a majority-owned subsidiary of COMSAT Corporation ("COMSAT") until June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes.

                  The condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.       NET LOSS PER SHARE

                  Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants and at June 30, 1998 and 1997 approximately 10.1 million and 9.9 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.       COMPREHENSIVE LOSS

                  Total comprehensive loss of $15.5 million for the six months ended June 30, 1998 is comprised of $ 14.9 million net loss plus $0.6 million net change in the cumulative translation account. For the six months ended June 30, 1997, total comprehensive loss of $17.7 million is comprised of $17.8 million net loss less $0.1 million net change in the cumulative translation account.

4.       DEBT

                  On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended; most notably, the inclusion of restrictions on the Company's ability to pay dividends or make other distributions until the later of January 1, 1999 or until certain operating ratios are attained. The Credit Facility matures in November 2002 and , subject to certain conditions, can be renewed for two additional years. At June 30, 1998, there was $46 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

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

6.       NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131) which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet identified its reporting segments. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flow. The Company is required to and will adopt SFAS 131 for the fiscal year 1998.

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

      OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 movies on the television sets located in their rooms. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past six years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 916,000 rooms at June 30, 1998. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies and individually owned and franchised hotel properties.

      At June 30, 1998, approximately 87% of OCC's 916,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 87% had on-demand capability.

GUEST PAY SERVICES

      OCC provides scheduled and on-demand in-room television viewing of major motion pictures (including new releases) and independent non-rated motion pictures for mature audiences for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose among twenty (20) to fifty (50) different movies with an on-demand system or among eight (8) to twelve (12) movies with a scheduled system.

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

      In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCC's system to provide on-demand in-room entertainment in the Asia Pacific region, and Hospitality Networks, a provider of pay-per-view services to the certain hotels primarily in the Las Vegas, Nevada region.

                             ANALYSIS OF OPERATIONS

EFFECTS OF SATELLITE DISRUPTION

          On January 11, 1997, OCC experienced an interruption in service for certain of its SpectraVision hotels caused by the loss of communication with a satellite used to deliver pay-per-view programming. Approximately 950 of OCC's approximately 3,100 hotels were affected. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. By February 9, 1997, OCC was able to obtain alternate satellite service and had restored full service to all the hotels affected. The Company believes the loss of satellite service in the first quarter of 1997 resulted in approximately $3 million of decreased EBITDA through reduced revenues and increased expenses in that period. On July 23, 1997, the alternate satellite service was terminated. As of that date, many of the rooms previously receiving only satellite broadcast were installed with tape based replacement systems. The remaining satellite-only rooms, which totaled approximately 37,000 rooms, were either assigned to another provider or had service discontinued.

ROOM AND INVESTMENT ACTIVITY

          At June 30, 1998, the Company's installed room base was approximately 916,000, as compared to approximately 921,000 at the end of the second quarter of 1997. In the second quarter of 1998, the Company installed its on-demand system in approximately 29,000 rooms, of which approximately 21,000 were new hotel installations, and approximately 8,000 were conversions of SpectraVision properties. The decline in the installed room total at the end of the second quarter 1998 was due primarily to the previously announced transfer of rooms to Skylink Cinema Corporation in 1997, and room losses from the termination of satellite broadcast movie services in SpectraVision hotels. The hotels included in the transfer, termination, and non-renewal of service consisted primarily of rooms that did not fit the Company's target economic profile. Capital expenditures totaled $45.2 million during the first six months of 1998 primarily in support of the new hotel installations, SpectraVision conversions, and internal fixed asset purchases. Following is selected financial information for the three and six months ended June 30, 1998 compared to the same period for 1997.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)



                                                THREE MONTHS ENDED                               SIX MONTHS ENDED
                                    -----------------------------------------   ------------------------------------------
                                                % OF                   % OF                    % OF                 % OF
                                    JUNE 30,    TOTAL     JUNE 30,     TOTAL    JUNE 30,      TOTAL     JUNE 30,    TOTAL
                                      1998     REVENUE     1997       REVENUE     1998       REVENUE     1997       REVENUE
                                      ----     -------     ----       -------     ----       -------     ----       -------
Revenues:
    Room Revenues                   $ 58,652     96.3 %  $ 54,580       96.8 %  $112,898       96.7 %  $104,543      96.4 %
    Video Systems/Other                2,243      3.7 %     1,807        3.2 %     3,865        3.3 %     3,908       3.6 %
                                    --------     ----    --------       ----    --------       ----    --------      ----
Total Revenues                        60,895    100.0 %    56,387      100.0 %   116,763      100.0 %   108,451     100.0 %

Direct Costs:
    Room Revenues                     25,492     41.9 %    25,381       45.0 %    48,614       41.6 %    49,811      45.9 %
    Video Systems/Other                1,370      2.2 %       957        1.7 %     2,168        1.9 %     2,023       1.9 %
                                    --------     ----    --------       ----    --------       ----    --------      ----
Total Direct Costs                    26,862     44.1 %    26,338       46.7 %    50,782       43.5 %    51,834      47.8 %

                                    --------     ----    --------       ----    --------       ----    --------      ----
Direct Profit                         34,033     55.9 %    30,049       53.3 %    65,981       56.5 %    56,617      52.2 %

Operations                             8,569     14.1 %     7,873       14.0 %    16,990       14.6 %    17,727      16.3 %
Research & Development                 2,022      3.3 %     1,489        2.6 %     3,710        3.2 %     3,103       2.9 %
Selling, General & Administrative      6,328     10.4 %     4,700        8.3 %    12,293       10.5 %    10,890      10.0 %
                                    --------     ----    --------       ----    --------       ----    --------      ----
                                      16,919     27.8 %    14,062       24.9 %    32,993       28.3 %    31,720      29.2 %

                                    --------     ----    --------       ----    --------       ----    --------      ----
EBITDA(1)                             17,114     28.1 %    15,987       28.4 %    32,988       28.3 %    24,897      23.0 %

Depreciation & Amortization           21,786     35.8 %    19,514       34.6 %    43,242       37.0 %    38,523      35.5 %
Interest/other exp, net                2,482      4.1 %     1,838        3.3 %     4,764        4.1 %     3,695       3.4 %
Taxes                                    (76)    (0.1)%       452        0.8 %      (102)      (0.1)%       452       0.4 %
                                    --------     ----    --------       ----    --------       ----    --------      ----
                                      24,192     39.7 %    21,804       38.7 %    47,904       41.0 %    42,670      39.3 %

                                    -----------------    -------------------    -------------------    ------------------
Net Loss                            $ (7,078)   (11.6)%  $ (5,817)     (10.3)%  $(14,916)     (12.8)%  $(17,773)    (16.4)%
                                    =================    ===================    ===================    ==================

CAPITAL EXPENDITURES                 $22,043              $24,462               $ 45,245               $ 43,915


--------------------------------------------------------------------------------


                               AS OF         % OF            AS OF          % OF
                              JUNE 30,       TOTAL          JUNE 30,        TOTAL
                               1998          ROOMS           1997           ROOMS
                               ----          -----           ----           -----
TOTAL HOTELS                    3,146                         3,187
TOTAL ROOMS                   916,000                       921,000

ROOM COMPOSITION:
Geographic
    Domestic                  793,000         86.6%         803,000           87.2%
    International             123,000         13.4%         118,000           12.8%

System Type
    Scheduled Only            115,000         12.6%         188,000           20.4%
    On-Demand                 801,000         87.4%         733,000           79.6%

---------------------------

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 1 and discussed in Item 2 under Liquidity and Capital Resources.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,1997

         Total revenues for the second quarter of 1998 increased $4.5 million or 8.0% to $60.9 million, as compared to $56.4 million for the comparable period of 1997. Room revenues increased $4.1 million or 7.5% in the second quarter of 1998 to $58.7 million, as compared to $54.6 million in the second quarter of 1997. The increase was primarily due to stronger buy rates for movies during the second quarter of 1998, and a higher percentage of total rooms being served by OCV on-demand equipment in the second quarter of 1998 as compared to the same period of 1997. However, these increases were somewhat offset by lower revenue from SpectraVision rooms which was the result of the weak Asian economy and reduced number of movies available on the SpectraVision tape-based systems. Video system sales and other revenues increased $0.4 million or 24.1% to $2.2 million in the second quarter of 1998, as compared to $1.8 million in the second quarter of 1997, reflecting an increase in ordering of video systems from a licensee and an increase in revenue associated with wiring the hotels.

         Total direct costs of revenues for the second quarter of 1998 increased $0.5 million or 2.0% to $26.9 million, as compared to $26.3 million for the second quarter of 1997. Direct costs associated with room revenue in the second quarter of 1998 increased $0.1 million or 0.4% to $25.5 million, as compared to $25.4 million for the same period of 1997, and as a percentage of room revenue decreased to 43.5% for the quarter ended June 30, 1998 from 46.5% for the quarter ended June 30, 1997. The improvement is principally attributed to termination of satellite movie service related to SpectraVision rooms. The decrease was partially offset by an increase in hotel commission and free-to-guest expenses in relation to the increase in room revenue. Direct costs from video system sales and other revenues increased $0.4 million or 43.2% to $1.4 million in the second quarter of 1998, as compared to $1.0 million in the same period of 1997, primarily as a result of increased video systems and pre-wire sales. Direct costs as a percentage of video system sales and other revenues increased to 61.1% for the second quarter of 1998 from 53.0% for the same period of 1997, primarily attributable to an increase in pre-wire revenue which have lower margins than video system sales.

         Operations expenses, which consists primarily of technical field support for the hotels, for the second quarter of 1998 increased $0.7 million or 8.8% to $8.6 million, as compared to $7.9 million in the second quarter of 1997, and as a percentage of total revenue increased to 14.1% from 14.0% for the same period of 1997. The increase is primarily due to higher spare part costs, training costs, and TV repair costs in the second quarter of 1998 as compared to the second quarter of 1997.

         Research and development expenses for the second quarter of 1998 increased $0.5 million or 35.8% to $2.0 million from $1.5 million for the second quarter of 1997. The higher expenses are due to increasing efforts in the development of the Company's new digital platforms and programming support.

         Selling, general and administrative expenses for the second quarter of 1998 increased $1.6 million or 34.6% to $6.3 million, as compared to $4.7 million in the second quarter of 1997, and as a percentage of total revenue increased to 10.4% from 8.3% in the second quarter of 1997. The increase is principally due to higher expenses in the area of program management and marketing in order to support new products and initiatives, and litigation expense.

         Depreciation and amortization expenses for the second quarter of 1998 increased $2.3 million or 11.6% to $21.8 million, as compared to $19.5 million for the second quarter of 1997, and as a percentage of total revenue increased to 35.8% for the quarter ended June 30, 1998 from 34.6% for the quarter ended June 30, 1997. These expenses are primarily attributable to depreciable video systems that generate movie revenue. The dollar increase is mainly due to capital investments associated with the growing OCV room base. The percentage increase is attributable to conversion of SpectraVision hotels to OCV equipment which have a higher cost basis.

         Interest/other expense, net for the second quarter of 1998 increased $0.6 million or 35.0% to $2.5 million, as compared to $1.8 million in the second quarter of 1997. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and replacement of SpectraVision systems with OCV systems.

         Provision for income taxes for the second quarter of 1998 represents tax benefits on losses in certain foreign jurisdictions.

         EBITDA for the second quarter of 1998 increased $1.1 million or 7.0% to $17.1 million as compared to $16.0 million in the second quarter of 1997. EBITDA as a percentage of total revenue decreased slightly to 28.1% in the second quarter of 1998 from 28.4% in the same period of 1997. The improved EBITDA amount is primarily attributable to the increase in revenue for the second quarter of 1998 as compared to the same period of 1997.

         Net loss increased to $7.1 million for the second quarter of 1998 from $5.8 million for the second quarter of 1997 due to the factors described above.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,1997

         Total revenues for the six months ended June 30, 1998 increased $8.3 million or 7.7% to $116.8 million, as compared to $108.5 million for the comparable period of 1997. Room revenues increased $8.4 million or 8.0% in the first six months of 1998 to $112.9 million, as compared to $104.5 million in the first six months of 1997. The increase was primarily due to the satellite outage in the first quarter of 1997, stronger buy rates for movies during the first six months of 1998, and a higher percentage of total rooms being served by OCV equipment in 1998 as compared to the same period of 1997. Video system sales and other revenues remained flat for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997.

         Total direct costs of revenues for the six months ended June 30, 1998 decreased $1.0 million or 2.0% to $50.8 million, as compared to $51.8 million for the six months ended June 30, 1997. Direct costs associated with room revenue in the first six months of 1998 decreased $1.2 million or 2.4% to $48.6 million, as compared to $49.8 million for the same period of 1997, and as a percentage of room revenue decreased to 43.1% for the six months ended June 30, 1998 from 47.6% for the six months ended June 30, 1997. The improvement is principally attributed to termination of satellite movie service related to SpectraVision rooms. The decrease was partially offset by an increase in movie royalty, hotel commission, and free-to-guest expenses in relation to the increase in room revenue. Direct costs from video system sales and other revenues increased $0.1 million or 7.2% to $2.1 million in the first six months of 1998, as compared to $2.0 million in the same period of 1997, primarily as a result of increased video systems and pre-wire sales. Direct costs as a percentage of video system sales and other revenues increased to 56.1% for the first six months of 1998 from 51.8% for the same period of 1997, primarily attributable to an increase in pre-wire revenue which have lower margins than video system sales.

         Operations expenses, which consists primarily of technical field support for the hotels, for the six months ended June 30, 1998 decreased $0.7 million or 4.2% to $17.0 million, as compared to $17.7 million in the six months ended June 30, 1997, and as a percentage of total revenue decreased to 14.6% from 16.3% for the same period of 1997. The decrease is primarily due to $0.8 million of non-recurring satellite re-deployment expenses incurred in the first quarter of 1997.

         Research and development expenses for the six months ended June 30, 1998 increased $0.6 million or 19.6% to $3.7 million from $3.1 million for the six months ended June 30, 1997. The higher expenses are due to increasing efforts in the development of the Company's new digital platforms and programming support.

         Selling, general and administrative expenses for the six months ended June 30, 1998 increased $1.4 million or 12.9% to $12.3 million, as compared to $10.9 million in the six months ended June 30, 1997, and as a percentage of total revenue increased to 10.5% from 10.0% in the first six months of 1997. The increase is principally due to higher expenses in the area of program management and marketing in order to support new products and initiatives, and litigation expense.

         Depreciation and amortization expenses for the six months ended June 30, 1998 increased $4.7 million or 12.2% to $43.2 million, as compared to $38.5 million for the six months ended June 30, 1997, and as a percentage of total revenue increased to 37.0% for the first six months of 1998 from 35.5% for the same period of 1997. These expenses are primarily attributable to depreciable video systems that generate movie revenue. The dollar increase is mainly due to capital investments associated with the growing OCV room base. The percentage increase is attributable to conversion of SpectraVision hotels to OCV equipment which have a higher cost basis.

         Interest/other expense, net for the six months ended June 30, 1998 increased $1.1 million or 28.9% to $4.8 million, as compared to $3.7 million in the six months ended 1997. The increase is due to the Company's greater reliance on debt financing to continue the expansion of its installed customer base and replacement of SpectraVision systems with OCV systems.

         Provision for income taxes for the six months ended June 30, 1998 represents tax benefits on losses in certain foreign jurisdictions. The income tax expense for the six months ended June 30, 1997 represents tax on income in foreign jurisdictions.

         EBITDA for the six months ended June 30, 1998 increased $8.1 million or 32.5% to $33.0 million as compared to $24.9 million for the six months ended June 30, 1997. EBITDA as a percentage of total revenue increased to 28.3% in the first six months of 1998 from 23.0% in the same period of 1997. The improved EBITDA amount is primarily attributable to the increase in revenue for the six months ended June 30, 1998 as compared to the same period of 1997.

         Net loss decreased to $14.9 million for the six months ended June 30, 1998 from $17.8 million for the same period of 1997 due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during the six months ended June 30, 1998 were cash from operations of $22.9 million, and borrowings of $21.0 million from its Credit Facility with NationsBank of Texas, N.A. ("NationsBank") (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $45.2 million for the first six months of the year, primarily for the conversion of SpectraVision rooms, the installation of new hotels with OCV's on-demand system, increased inventory, and internal fixed asset purchases.

         The limit of the Company's Credit Facility is $200 million. At June 30, 1998, the Company had $154.0 million outstanding under its Credit Facility and has access to an additional $46.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems for at least the next twelve months.

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

YEAR 2000

         The Company has developed plans to address the possible exposure related to the impact on its computer systems of the Year 2000. Key financial information and operational and product systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations, or cash flow. In addition, the Company will be communicating with others with whom it does significant business, including but not limited to its suppliers and hotel customers, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         From time to time the Company has been, or may become, involved in legal proceedings incidental to the conduct of its business. While the outcome of such proceedings cannot be predicted with certainty, the Company does not believe any such proceedings presently pending will have a material adverse effect on the Company's financial position or its result of operations.

ITEM 2.  CHANGES IN SECURITIES:
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K:
         None



EXHIBIT NO.                DESCRIPTION

27.0            Financial Data Schedule

---------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on August 12, 1998.


                                               On Command Corporation



                                               /s/ PAUL J. MILLEY
                                               ------------------------------
                                               Paul J. Milley
                                               Senior Vice President, Finance
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS




Exhibit                DESCRIPTION
Number                 -----------
------
27.0            Financial Data Schedule