Form 10-Q
period 1998-09-30
ON COMMAND CORP
filed 1998-11-16
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                Commission File Number            00-21315


                             ON COMMAND CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                      77-04535194
---------------------------------------------              --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                                Identification No.)


6331 SAN  IGNACIO AVE,  SAN JOSE,  CALIFORNIA                 95119
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (408) 360-4500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



                                (not applicable)
 ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes [X]   No [ ] .

        The number of shares outstanding of the Registrant's Common Stock as of September 30, 1998 was 30,160,782 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                                           Page No.

PART I.      FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                Condensed Consolidated Balance Sheets as of September 30,1998 and December 31,1997.           3

                Condensed Consolidated Statements of Operations for the Three Months and Nine Months
                Ended September 30, 1998 and 1997.                                                            4

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30,1998 and 1997.                                                                   5

                Notes to Condensed Consolidated Financial Statements.                                        6-7

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.     8-14


PART II.      OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                                            15


SIGNATURES                                                                                                    16


                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                              September 30,   December 31,
                                                                                  1998           1997 *
                                                                              -------------   ------------
                                                                               (Unaudited)
                               ASSETS

Current assets:
  Cash and cash equivalents                                                     $   6,267      $   6,287
  Accounts receivable, net                                                         34,662         26,827
  Other current assets                                                              2,324          1,959
                                                                                ---------      ---------
     Total current assets                                                          43,253         35,073

Video systems, net                                                                272,226        270,531
Property and equipment, net                                                         9,881          7,850
Goodwill, net                                                                      78,767         82,049
Other assets, net                                                                   4,112          5,885
                                                                                ---------      ---------
                                                                                $ 408,239      $ 401,388
                                                                                =========      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  24,110      $  20,155
  Accrued compensation                                                              5,483          5,805
  Other accrued liabilities                                                        10,911          9,763
  Taxes payable                                                                     8,122         11,115
                                                                                ---------      ---------
    Total current liabilities                                                      48,626         46,838

Revolving credit facility                                                         160,000        133,000
Other long-term liabilities                                                         2,189          4,383
                                                                                ---------      ---------
    Total liabilities                                                             210,815        184,221
                                                                                ---------      ---------


Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 1998 and 1997 shares issued and outstanding, 30,161 in 1998 and 29,801 in 1997;
     shares subscribed - 2 in 1998 and 315 in 1997                                    302            301
  Additional paid-in capital                                                      249,774        249,431
  Common stock warrants                                                            31,450         31,450
  Cumulative translation adjustments                                               (2,161)          (964)
  Accumulated deficit                                                             (81,941)       (63,051)
                                                                                ---------      ---------
     Total stockholders' equity                                                   197,424        217,167
                                                                                ---------      ---------
                                                                                  408,239        401,388
                                                                                =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                            ------------------------      ------------------------
                                                              1998           1997           1998           1997
                                                            ---------      ---------      ---------      ---------
Revenues:
  Room revenues                                             $  57,918      $  53,544      $ 170,816      $ 158,087
  Video system sales / other                                    5,057          3,441          8,922          7,349
                                                            ---------      ---------      ---------      ---------
    Total revenues                                             62,975         56,985        179,738        165,436
                                                            ---------      ---------      ---------      ---------


Direct costs:
  Room revenues                                                25,564         23,150         74,167         72,961
  Video system sales / other                                    1,132          2,584          3,311          4,607
                                                            ---------      ---------      ---------      ---------
    Total direct costs                                         26,696         25,734         77,478         77,568
                                                            ---------      ---------      ---------      ---------


Direct income                                                  36,279         31,251        102,260         87,868

Operating expenses:
  Operations                                                    7,879          7,812         24,869         25,539
  Research and development                                      1,708          1,936          5,418          5,039
  Selling, general and administrative                           5,722          5,437         18,015         16,327
  Depreciation and amortization                                22,246         19,636         65,488         58,159
                                                            ---------      ---------      ---------      ---------
    Total operating expenses                                   37,555         34,821        113,790        105,064
                                                            ---------      ---------      ---------      ---------

Operating loss                                                 (1,276)        (3,570)       (11,530)       (17,196)

Interest/other expense, net                                     2,708          2,158          7,472          5,853
                                                            ---------      ---------      ---------      ---------

Loss before income taxes                                       (3,984)        (5,728)       (19,002)       (23,049)

Income tax (benefit) expense                                      (10)           340           (112)           792
                                                            ---------      ---------      ---------      ---------
Net loss                                                       (3,974)        (6,068)       (18,890)       (23,841)
                                                            =========      =========      =========      =========

Basic and diluted net loss per share                        $   (0.13)     $   (0.20)     $   (0.63)     $   (0.79)
                                                            =========      =========      =========      =========

Shares used in basic and diluted per share computations        30,164         30,102         30,143         30,070
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                  1998          1997
                                                                --------      --------
Cash flows from operating activities:
  Net loss                                                      $(18,890)     $(23,841)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                               65,567        58,159
      Loss on disposal of fixed assets                                72            --
      Changes in assets and liabilities:
          Accounts receivable, net                                (7,864)       (4,335)
          Other assets                                               359         1,235
          Accounts payable                                         3,996           225
          Accrued compensation                                      (564)         (415)
          Taxes payable                                           (3,794)          830
          Other accrued liabilities                               (1,314)          900
                                                                --------      --------
           Net cash provided by operating activities              37,568        32,758

Cash flows from investing activities:
      Capital expenditures                                       (64,805)      (65,800)
                                                                --------      --------
            Net cash used in investing activities                (64,805)      (65,800)
                                                                --------      --------

Cash flows from financing activities:
      Proceeds from revolving credit facility                     27,000        29,000
      Proceeds from issuance of common stock                         344           207
                                                                --------      --------
            Net cash provided by financing activities             27,344        29,207
                                                                --------      --------

Effect of exchange rate changes in cash                             (127)          (49)
                                                                --------      --------

Net decrease in cash and cash equivalents                            (20)       (3,884)

Cash and cash equivalents, beginning of period                     6,287         5,733
                                                                --------      --------

Cash and cash equivalents, end of period                        $  6,267      $  1,849
                                                                ========      ========

Non-cash activity:
      Reversal of accrual made in purchase
          price allocation                                      $     --      $  3,000
                                                                ========      ========

Supplemental information:
      Cash paid for income taxes                                $     --      $    262
                                                                ========      ========
      Cash paid for interest                                    $  6,992      $  4,900
                                                                ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

1.           BASIS OF PRESENTATION

                     On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly owned subsidiary of OCC, and (ii) the acquisition of SpectraDyne, Inc., a wholly owned subsidiary of SpectraVision, Inc. Following the Acquisition in 1996, SpectraDyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent was a majority-owned subsidiary of COMSAT Corporation ("COMSAT") until June 27, 1997, when COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes.

                     The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at September 30, 1998 and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.           NET LOSS PER SHARE

                     Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. At September 30, 1998 and 1997 approximately 10.1 million and 9.9 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded in weighted-average number of common shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.            COMPREHENSIVE LOSS

                     Total comprehensive loss of $4.6 million and $20.1 million for the three months and nine months ended September 30, 1998 is comprised of $4.0 million and $18.9 million net loss plus $0.6 million and $1.2 million net change in the cumulative translation account, respectively. For the three months and nine months ended September 30, 1997, total comprehensive loss of $6.3 million and $23.9 million is comprised of $6.1 million and $23.8 million net loss plus $1.2 million and $0.1 million net change in the cumulative translation account, respectively.

4.           DEBT

                     On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lenders (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended; most notably, the inclusion of restrictions on the Company's ability to pay dividends or make other distributions until the later of January 1, 1999 or until certain operating ratios are attained. The Credit Facility matures in November 2002 and , subject to certain conditions, can be renewed for two additional years. At September 30, 1998, there was $40 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

5.           LITIGATION

                     On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation (LodgeNet) to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3.95 million (net of expenses) in each of July 1999 and July 2000. OCC will be recognizing the additional royalty revenue as the cash payments are received.

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

                     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS
           133) which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

       OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 movies on the television sets located in their rooms. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past six years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 921,000 rooms at September 30, 1998. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies and individually owned and franchised hotel properties.

       At September 30, 1998, approximately 87% of OCC's 921,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 89% had on-demand capability.

GUEST PAY SERVICES

       OCC provides scheduled and on-demand in-room television viewing of major motion pictures (including new releases) and independent non-rated motion pictures for mature audiences for which a hotel guest generally pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose among twenty (20) to fifty (50) different movies with an on-demand system or among eight (8) to twelve (12) movies with a scheduled system.

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

       In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including Hospitality Networks, a provider of pay-per-view services to the certain hotels primarily in the Las Vegas, Nevada region.

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

ROOM AND INVESTMENT ACTIVITY

          At September 30, 1998, the Company's installed room base was approximately 921,000, as compared to approximately 872,000 at the end of the third quarter of 1997. In the third quarter of 1998, the Company installed its on-demand system in approximately 30,000 rooms, of which approximately 12,000 were new hotel installations, and approximately 18,000 were conversions of SpectraVision properties. Capital expenditures totaled $64.8 million during the first nine months of 1998 primarily in support of the new hotel installations, SpectraVision conversions, increased inventory, and internal fixed asset purchases. Following is selected financial information for the three and nine months ended September 30, 1998 compared to the same period for 1997.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)


                                               THREE MONTHS ENDED                             NINE MONTHS ENDED
                                  ---------------------------------------------   ---------------------------------------------
                                                 % OF                   % OF                    % OF                    % OF
                                  SEPT. 30,     TOTAL     SEPT. 30,     TOTAL     SEPT. 30,     TOTAL     SEPT. 30,     TOTAL
                                     1998      REVENUE       1997      REVENUE      1998       REVENUE      1997       REVENUE
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues:
     Room Revenues                $  57,918        92.0%  $  53,544        94.0%  $ 170,816        95.0%  $ 158,087        95.6%
     Video Systems/Other              5,057(1)      8.0%      3,441         6.0%      8,922(1)      5.0%      7,349         4.4%
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total Revenues                       62,975       100.0%     56,985       100.0%    179,738       100.0%    165,436       100.0%

Direct Costs:
     Room Revenues                   25,564        40.6%     23,150        40.6%     74,167        41.3%     72,961        44.1%
     Video Systems/Other              1,132         1.8%      2,584         4.5%      3,311         1.8%      4,607         2.8%
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total Direct Costs                   26,696        42.4%     25,734        45.2%     77,478        43.1%     77,568        46.9%

                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Direct Profit                        36,279        57.6%     31,251        54.8%    102,260        56.9%     87,868        53.1%

Operations                            7,879        12.5%      7,812        13.7%     24,869        13.8%     25,539        15.4%
Research & Development                1,708         2.7%      1,936         3.4%      5,418         3.0%      5,039         3.0%
Selling, General & Administrative     5,722         9.1%      5,437         9.5%     18,015        10.0%     16,327         9.9%
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                     15,309        24.3%     15,185        26.6%     48,302        26.9%     46,905        28.4%

                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
EBITDA (2)                           20,970        33.3%     16,066        28.2%     53,958        30.0%     40,963        24.8%

Depreciation & Amortization          22,246        35.3%     19,636        34.5%     65,488        36.4%     58,159        35.2%
Interest/other exp, net               2,708         4.3%      2,158         3.8%      7,472         4.2%      5,853         3.5%
Taxes                                   (10)       (0.0%)       340         0.6%       (112)       (0.1%)       792         0.5%
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                     24,944        39.6%     22,134        38.8%     72,848        41.2%     64,804        39.2%

                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net Loss                          $  (3,974)       (6.3%) $  (6,068)      (10.6%) $ (18,890)      (10.5%) $ (23,841)      (14.4%)
                                  =========   =========   =========   =========   =========   =========   =========   =========

CAPITAL EXPENDITURES              $  19,560               $  21,885               $  64,805               $  65,800

                                     AS OF      % OF        AS OF      % OF
                                  SEPT. 30,     TOTAL      SEPT. 30,   TOTAL
                                    1998        ROOMS       1997       ROOMS
                                  ---------   ---------   ---------   ---------
TOTAL HOTELS                         3,181                    2,931
TOTAL ROOMS                        921,000                  872,000

ROOM COMPOSITION:
Geographic
     Domestic                      799,000      86.8%       763,000     87.5%
     International                 122,000      13.2%       109,000     12.5%

System Type
     Scheduled Only                106,000      11.5%       123,000     14.1%
     On-Demand                     815,000      88.5%       749,000     85.9%

---------------------

(1)     Includes the $2.9 million LodgeNet royalty payment.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

        Total revenues for the third quarter of 1998 increased $6.0 million or 10.5% to $63.0 million, as compared to $57.0 million for the comparable period of 1997. Room revenues increased $4.4 million or 8.2% in the third quarter of 1998 to $57.9 million, as compared to $53.5 million in the third quarter of 1997. The increase was primarily due to stronger buy rates for movies during the third quarter of 1998, higher total rooms during the period, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in the third quarter of 1998 as compared to the same period of 1997. Video system sales and other revenues increased $1.6 million or 47.0% to $5.1 million in the third quarter of 1998, as compared to $3.4 million in the third quarter of 1997. The increase was primarily due to receipt of a royalty payment from LodgeNet of $2.9 million (net of legal fees) (see Note 5 of Notes to Condensed Consolidated Financial Statements), partially offset by a decrease in video system sales.

        Total direct costs of revenues for the third quarter of 1998 increased $1.0 million or 3.7% to $26.7 million, as compared to $25.7 million for the third quarter of 1997. Direct costs associated with room revenue in the third quarter of 1998 increased $2.4 million or 10.4% to $25.6 million, as compared to $23.2 million for the same period of 1997, and as a percentage of room revenue increased to 44.1% for the quarter ended September 30, 1998 from 43.2% for the quarter ended September 30, 1997. The increase is primarily due to an increase in hotel commissions and free-to-guest expenses in relation to the increase in room revenue. Direct costs from video system sales and other revenues decreased $1.5 million or 56.2% to $1.1 million in the third quarter of 1998, as compared to $2.6 million in the same period of 1997, due to the decrease in video system sales. Direct costs as a percentage of video system sales and other revenues decreased to 22.4% for the third quarter of 1998 from 75.1% for the same period of 1997, primarily attributable to the LodgeNet royalty payment for which there were no direct costs. With the LodgeNet payment excluded, direct costs as a percentage of video system sales and other revenues would have been 53.3% for the third quarter of 1998. This improvement over the third quarter of 1997 is primarily due to higher margins on system sales and pre-wire projects.

        Operations expenses, which consists primarily of technical field support for the hotels, for the third quarter of 1998 increased $0.1 million or 1.0% to $7.9 million, as compared to $7.8 million in the third quarter of 1997, and as a percentage of room revenue decreased to 13.6% from 14.6% for the same period of 1997. Operations expense includes a positive adjustment of approximately $0.4 million due to the capitalization of certain costs involved in the installation process. When this adjustment is omitted, Operations expenses total $8.3 million or 14.3% of room revenue compared to $7.8 million and 14.6% in the same quarter of 1997. The absolute dollar increase is primarily due to the additional rooms during the period, higher television maintenance costs, and higher cost of training.

        Research and development expenses for the third quarter of 1998 decreased $0.2 million or 11.8% to $1.7 million from $1.9 million for the third quarter of 1997. The decrease is primarily due to lower recruiting costs and the capitalization of certain digital systems that were converted from test to production during the period.

        Selling, general and administrative expenses for the third quarter of 1998 increased $0.3 million or 5.2% to $5.7 million, as compared to $5.4 million in the third quarter of 1997. The increase is principally due to higher expenses in the areas of product management and marketing in order to support new products and initiatives and lower legal expenses due to the settlement of the LodgeNet litigation.

        Depreciation and amortization expenses for the third quarter of 1998 increased $2.6 million or 13.3% to $22.2 million, as compared to $19.6 million for the third quarter of 1997, and as a percentage of total revenue increased to 35.3% for the quarter ended September 30, 1998 from 34.5% for the quarter ended September 30, 1997. These expenses consist primarily of depreciable video systems that generate movie revenue. The dollar increase is mainly due to capital investments associated with the growing room base. The percentage increase is mainly attributable to conversion of SpectraVision equipment to OCV equipment which has a higher cost basis.

         Interest / other expense, net for the third quarter of 1998 increased $0.6 million or 25.5% to $2.7 million, as compared to $2.2 million in the third quarter of 1997. The increase is due to the Company's reliance on debt financing to continue the expansion of its installed customer base and replacement of SpectraVision systems with OCV systems.

         Provision for income taxes for the third quarter of 1998 represents tax benefits on losses in certain foreign jurisdictions.

         EBITDA for the third quarter of 1998 increased $4.9 million or 30.5% to $21.0 million as compared to $16.1 million in the third quarter of 1997. EBITDA as a percentage of total revenue increased to 33.3% in the third quarter of 1998 from 28.2% in the same period of 1997. The improved EBITDA amount is primarily attributable to the increase in revenue for the third quarter of 1998 as compared to the same period of 1997. With the LodgeNet royalty payment excluded, EBITDA as a percentage of total revenue increased slightly to 28.7% in the third quarter of 1998 from 28.2% in the same period of 1997.

         Net loss decreased to $4.0 million for the third quarter of 1998 from $6.1 million for the third quarter of 1997 due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total revenues for the nine months ended September 30, 1998 increased $14.3 million or 8.6% to $179.7 million, as compared to $165.4 million for the comparable period of 1997. Room revenues increased $12.7 million or 8.1% in the first nine months of 1998 to $170.8 million, as compared to $158.1 million in the first nine months of 1997. The increase was primarily due to the satellite outage in the first quarter of 1997, stronger buy rates for movies during the first nine months of 1998, and a higher percentage of total rooms being served by on-demand equipment in 1998 as compared to the same period of 1997. Video system sales and other revenues increased $1.6 million or 21.4% in the first nine months of 1998 to $8.9 million, as compared to $7.3 million in the first nine months of 1997. The increase was primarily due to receipt of the royalty payment from LodgeNet of $2.9 million (net of legal fees) (see Note 5 of Notes to Condensed Consolidated Financial Statements), partially offset by a decrease in the sale of video systems.

         Total direct costs of revenues for the nine months ended September 30, 1998 decreased $0.1 million or 0.1% to $77.5 million, as compared to $77.6 million for the nine months ended September 30, 1997. Direct costs associated with room revenue in the first nine months of 1998 increased $1.2 million or 1.7% to $74.2 million, as compared to $73.0 million for the same period of 1997, and as a percentage of room revenue decreased to 43.4% for the nine months ended September 30, 1998 from 46.2% for the nine months ended September 30, 1997. The increase in direct cost dollars is attributable to an increase in free-to-guest costs from third party vendors, royalties, and hotel commissions due primarily to higher revenues and higher room base. The percentage reduction in direct costs is due to the termination of expensive satellite transmission of movies and lower per room free-to-guest cost due to negotiated improvements in certain vendor contracts. Direct costs from video system sales and other revenues decreased $1.3 million or 28.1% to $3.3 million in the first nine months of 1998, as compared to $4.6 million in the same period of 1997, primarily as a result of decreased sales of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 37.1% for the first nine months of 1998 from 62.7% for the same period of 1997, due primarily to the inclusion of the net LodgeNet royalty payment in other revenues and improved margins for system sales and pre-wire projects.

         Operations expenses, which consists primarily of technical field support for the hotels, for the nine months ended September 30, 1998 decreased $0.7 million or 2.6% to $24.9 million, as compared to $25.5 million for the nine months ended September 30, 1997, and as a percentage of room revenue decreased to 14.6% from 16.2% for the same period of 1997. The decrease is primarily due to $0.5 million of non-recurring satellite re-deployment expenses incurred in the first quarter of 1997 and a higher percentage of rooms using OCV technology which is less expensive to support.

         Research and development expenses for the nine months ended September 30, 1998 increased $0.4 million or 7.5% to $5.4 million from $5.0 million for the nine months ended September 30, 1997. The higher expenses are due to increasing efforts in the development of the Company's new digital platforms and programming support.

       Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $1.7 million or 10.3% to $18.0 million, as compared to $16.3 million for the nine months ended September 30, 1997, and as a percentage of total revenue increased to 10.0% from 9.9%. The increase is principally due to higher expenses in product management and marketing in order to support new products and initiatives, and expenses incurred for legal costs associated with the LodgeNet litigation.

        Depreciation and amortization expenses for the nine months ended September 30, 1998 increased $7.3 million or 12.6% to $65.5 million, as compared to $58.2 million for the nine months ended September 30, 1997, and as a percentage of total revenue increased to 36.4% for the first nine months of 1998 from 35.2% for the same period of 1997. These expenses consist primarily of depreciable video systems that generate movie revenue. The dollar increase is mainly due to capital investments associated with the growing OCV room base. The percentage increase is attributable to conversion of SpectraVision equipment to OCV equipment which has a higher cost basis.

         Interest / other expense, net for the nine months ended September 30, 1998 increased $1.6 million or 27.7% to $7.5 million, as compared to $5.9 million for the nine months ended 1997. The increase is due to the Company's reliance on debt financing to continue the expansion of its installed customer base and replacement of SpectraVision systems with OCV systems.

         Provision for income taxes for the nine months ended September 30, 1998 represents tax benefits on losses in certain foreign jurisdictions. The income tax expense for the nine months ended September 30, 1997 represents tax on income in foreign jurisdictions.

            EBITDA for the nine months ended September 30, 1998 increased $13.0 million or 31.7% to $54.0 million as compared to $41.0 million for the nine months ended September 30, 1997. EBITDA as a percentage of total revenue increased to 30.0% in the first nine months of 1998 from 24.8% in the same period of 1997. The improved EBITDA amount is primarily attributable to the increase in revenue for the nine months ended September 30, 1998 as compared to the same period of 1997. With the LodgeNet royalty payment excluded, EBITDA as a percentage of total revenue increased to 28.9% for the first nine months of 1998 from 24.8% for the same period of 1997.

           Net loss decreased to $18.9 million for the nine months ended September 30, 1998 from $23.8 million for the same period of 1997 due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash during the nine months ended September 30, 1998 were cash from operations of $37.6 million, and borrowings of $27.0 million from the Company's Credit Facility (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $64.8 million for the first nine months of the year, primarily for the conversion of SpectraVision systems, the installation of new hotels with OCV's on-demand system, increased inventory, and internal fixed asset purchases.

         The amount of the Company's Credit Facility is $200 million. At September 30, 1998, the Company had $160.0 million outstanding under its Credit Facility and has access to an additional $40.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems through the remainder of 1998 and 1999. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $20.0 to $30.0 million during the remainder of 1998 and $70.0 to $90.0 million in 1999.

RESTRICTIONS ON DEBT FINANCINGS

       Pursuant to the Corporate Agreement entered into between Ascent and OCC, the Company has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility and indebtedness incurred in the ordinary course of operations, as limited by Ascent. Ascent's limitation on such OCC indebtedness currently stands at $164.5 million through December 31, 1998.

YEAR 2000

       The year 2000 issue is the result of certain computer programs being written using two digits rather than four digits to define the application year, such that computer programs that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

       The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. Based on the current review and remediation, the Company has determined that it will be required to modify or replace some of its internally developed IT software products. The Company utilizes embedded technology in all of its hotel system design. The Company's engineering department has completed the majority of its evaluation process and is currently developing solutions to the Year 2000 issues affecting the hotel systems. In addition, the Company has also determined that it will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications, the Year 2000 issue will not pose significant operational problems for the Company or its customers.

       The Company is currently on schedule to complete all Year 2000 issues by June 1999. However, if such modifications and replacements are not made, or not completed timely, the Year 2000 issue could have a material impact on the Company and its customers.

       The cost to the Company for addressing its Year 2000 issues is estimated to be less than $1 million with less than $100,000 expended within the first 9 months of 1998. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions including third parties' Year 2000 readiness and other factors.

       The Company has and will continue to have communications with its significant suppliers and customers, to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly address their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the Year 2000 approaches. There is some unknown level of risk based upon the compliance issue affecting a given hotel, and generally this should be limited to a specific hotel. Conditions that make a hotel unable to take in guests would affect the Company's revenue. A large number of the Company's systems are interfaced with the hotel's property management system. If this interface fails all movie charges will require manual processing. Processes to perform this are in place in all hotels and are occasionally utilized at times when the property management system interface is not functioning. This typically causes a slightly higher number of lost charges, which could have a material effect if applied to a large number of customers.

       While the Company has not completed a formal contingency plan for the Year 2000 problem, it has evaluated several anticipated scenarios for failures affecting both its critical business systems and hotel systems. It is management's opinion that any of the potential scenarios can be managed by manual means, although less efficient, while the necessary corrective action is taken. However, there can be no guarantee that the systems of third parties on which the Company relies will be corrected in a timely manner, that manual processing of the Company's movie charges would be accomplished, or that the failure to properly convert by another company would not have a material adverse effect on the Company.

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

ITEM 2.  CHANGES IN SECURITIES:
           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K:
           None.



EXHIBIT NO.                DESCRIPTION
-----------                -----------

27.0                       Financial Data Schedule

---------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on November 16, 1998.


                                           On Command Corporation



                                           By:   /s/ BRIAN A.C.STEEL
                                              ----------------------------------
                                           Brian A.C. Steel
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Chief Operating Officer, and
                                           Director
                                           (Principal Financial Officer)




                                           By:  /s/   PAUL J. MILLEY
                                              ----------------------------------
                                           Paul J. Milley
                                           Senior Vice President, Finance
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                DESCRIPTION
-----------                -----------

27.0                       Financial Data Schedule