Form 10-K
period 1998-12-31
ON COMMAND CORP
filed 1999-03-29
CIK 1020871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 3, 1999, was $125,407,368 based upon a price of $9.625 per share, which was the average of the bid and asked prices of such stock on March 3, 1999, as reported on the NASDAQ National Market Reporting System. As of March 3, 1999, there were 30,169,752 shares of the Registrant's Common Stock issued and outstanding and 1,424,875 Series A Warrants, 2,625,000 Series B Warrants, and 3,450,000 Series C Warrants (non-registered) issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement with respect to its annual meeting of stockholders is incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Item 1.   Business
          Introduction................................................      1
          General.....................................................      2
          Industry Overview...........................................      2
          Operating and Growth Strategies.............................      3
          Services and Products.......................................      3
          Sales and Marketing.........................................      5
          Installation and Service Operations.........................      6
          Hotel Contracts.............................................      6
          Technology..................................................      6
          Suppliers...................................................      7
          Integrating Operations......................................      7
          Competition.................................................      7
          Regulation..................................................      8
          Patents, Trademarks, and Copyrights.........................      9
          International Markets.......................................      9
          Other Guest Services........................................      9
          Markets and Customers.......................................     10
          Employees...................................................     10
Item 2.   Properties..................................................     10
Item 3.   Legal Proceedings...........................................     11
Item 4.   Submission of Matters to a Vote of Security Holders.........     11
          Executive Officers of Registrant............................     11
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     12
Item 6.   Selected Financial Data.....................................     14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     21
Item 8.   Financial Statements and Supplementary Data.................     21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     40
Item 10.  Directors and Executive Officers of the Registrant..........     40
Item 11.  Executive Compensation......................................     40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     40
Item 13.  Certain Relationships and Related Transactions..............     40
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................     41

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

     The Merger and Acquisition were effective on October 8, 1996. The Merger was accounted for using the historical book value of the assets, liabilities, and stockholders' equity acquired from OCV in a manner similar to a pooling of interests. The Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from SpectraVision. Prior to the Merger and Acquisition (collectively hereafter, the "Acquisition"), OCC had no significant operations other than On Command Development Corporation.

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

     Unless otherwise indicated, all references to "On Command Corporation," "OCC" or the "Company" will include On Command Corporation and its wholly owned subsidiaries.

GENERAL

     OCC, is a holding company whose principal assets are OCV, SpectraVision, and On Command Development Corporation, each of which operates as a separate, wholly owned subsidiary of On Command Corporation.

     OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. Currently, OCC's primary on-demand platform is the patented OCV system, a video selection and distribution technology platform that allows hotel guests to select at any time up to 50 motion pictures on-demand by computer controlled television sets located in their rooms.

     The OCV platform also provides for in-room viewing of free-to-guest programming of select cable channels (such as HBO, Showtime, ESPN, CNN and Disney Channel) and other interactive and information services. OCV primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties, predominantly in the deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Embassy Suites, Four Seasons, and other select hotels. OCV has experienced rapid growth in the past six years, increasing its base of installed on-demand rooms from approximately 37,000 rooms at the end of 1992 to approximately 704,000 rooms at December 31, 1998.

     At December 31, 1998, approximately 86.6% of OCC's 929,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, and the Asia-Pacific region. In addition to installing OCV systems in hotels served by OCV, OCV sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and MagiNet Corporation (formerly Pacific Pay Video Limited), which was previously licensed to use OCV's system to provide on-demand in-room entertainment in the Asia-Pacific region. OCV has terminated the MagiNet license, which termination is being contested by MagiNet.

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

     At December 31, 1998, SpectraVision equipment was in place in approximately 225,000 rooms, with approximately 152,000 installed rooms in the United States, and the balance located in Canada, Asia, Europe and Mexico.

     On Command Development Corporation develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

INDUSTRY OVERVIEW

     Providing in-room entertainment and information services to the lodging industry includes offering pay-per-view motion pictures, free-to-guest programming of select pay cable channels, and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including OCV's patented video switch) has enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, and video games. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, telecommunications companies and others. See "Competition".

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

     Prior to the Acquisition and through 1998, OCV had experienced rapid growth, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 704,000 rooms in approximately 2,496 hotels at December 1998. Conversely, SpectraVision, as a result of financial constraints and its bankruptcy filing in June 1995, experienced deterioration in its room base. SpectraVision's room base had decreased from approximately 1,059,000 installed rooms December 1992 to approximately 469,000 rooms at the time of the Acquisition.

     The Acquisition also increased OCC's international base of rooms, better positioning it to expand further into international markets, which represents an opportunity for growth for OCC. As of December 31, 1998, approximately 13.4% of OCC's hotel rooms served, or 124,000 rooms, are located in international markets.

     OCC has substantially completed the integration of SpectraVision's operating systems, financial reporting, sales, marketing and management following the Acquisition. In addition, OCC has been actively pursuing the renewal or extension of most of these contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV on-demand pay-per-view movie service and related services. As of December 31, 1998, OCC had converted approximately 137,000 rooms previously served by SpectraVision's systems to OCC's on-demand system. Management expects to have a substantial majority of SpectraVision rooms converted to OCV's on-demand system by the end of 2000.

SERVICES AND PRODUCTS

     Pay-Per-View

     Through its OCV and SpectraVision subsidiaries, OCC provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and independent non-rated motion pictures for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose up to 50 different movies with an on-demand system, or from eight to twelve movies with a scheduled system.

     OCC obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, OCC obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. OCC attempts to license pictures as close as possible to motion pictures theatrical release date to benefit from the studios' advertising and promotional efforts. OCC also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

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

     The revenue generated from OCC's pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace, and, over time, based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel segments of the lodging industry. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions. Currently, OCC's movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest and, in certain hotels with OCV systems, $4.95 for each subsequent purchase by the same guest on the same day. The SpectraVision equipped hotels do not currently discount second buys. The current price for OCC's pay-per-day service is $15.99 per day.

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

     For example, in a typical hotel with 400 rooms, the central head-end video rack would consist of approximately 120 videocassette recorders containing up to ten copies of the most popular movies and a total of up to 50 different titles. The OCV system includes a computerized in-room on-screen menu that offers to guests a list of only those movie selections available to the guest at that time. As a result, even though the on-screen menu may not include a list of all titles available in the particular hotel, the list includes all movies currently available to the guest, thus eliminating the possibility of a guest being disappointed when the guest's selection is not available. OCC markets the full-scale OCV video-on-demand systems to business and luxury hotels.

     Video NOW(TM). The Video NOW system works with the hotel's existing televisions and telephones allowing guests to use their touch-tone telephones to access on-demand movies and other programming and was targeted to select midscale hotels. Beginning in 1997, OCV began to discontinue the marketing of Video NOW systems due to the Company's development of a lower-cost, scalable, on-demand system based substantially upon the On Command Video patented system.

     SpectraVision

     In comparison with OCV systems, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems, or only offer hotel guests eight movies per day at scheduled times, or some combination thereof.

     Tape-Based SpectraVision(TM). SpectraVision originated a tape-based system which typically offers a hotel guest eight movies per day at predetermined times.

     Guest Choice(TM). In 1991, SpectraVision introduced the Guest Choice system to provide hotel guests with on-demand viewing of videotapes based upon proprietary equipment and software.

     Digital Guest Choice(TM). In 1994, SpectraVision introduced a digital video on-demand service, called Digital Guest Choice. The Digital Guest Choice system provides on-demand viewing of digitally stored movies that reside on high capacity disk arrays. While the Company is in the process of converting Digital Guest Choice systems in the United States to its OCV on-demand systems, some units of Digital Guest Choice equipment will continue to be used in Asia.

     Free-To-Guest Services

     OCC also markets free-to-guest services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, Showtime, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements, including having the hotel pay the company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in the Company's other offerings.

     New Services. Beginning in 1997, OCC developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. New technology and services being tested by OCC include a digital server technology and high-speed, TV-based and laptop connectivity Internet offerings. OCC is also testing shorter and more targeted non-movie programming on a lower cost pay-per-view basis. The initial categories of content include business, lifestyle and kids-only. In addition, OCC is in the process of long-term testing of a new sports category of programming that provides hotel guests with a selection of out-of-market sports not televised nationally, or subject to local blackout restrictions.

SALES AND MARKETING

     Substantially all of OCV's growth has derived from obtaining contracts with hotels in the United States not under contract with existing vendors or served by other vendors as the contracts covering such hotels expired. OCC believes that, as a result of the Acquisition, opportunities for additional growth in the United States will be more limited than in the past. Therefore, the Company intends to focus its strategy for obtaining new hotel customers in international markets. The Company believes that, relative to the United States, many international markets are underserved by the in-room entertainment industry.

     OCC's marketing efforts are primarily focused on business and leisure hotels with approximately 150 rooms or more. Management believes that such hotels consistently generate the highest revenues per room in the lodging industry and have the highest potential for new service revenue growth. The Company also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. In connection with such smaller hotel segments, the Company has recently begun to employ additional engineering development and marketing efforts to target hotels under 150 rooms. On Command intends to continue targeting established hotel chains, certain business and leisure hotel management companies, and selected independent hotels.

     OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month as well as an in-room entertainment guide distributed to more than 804,000 hotel rooms each month. OCC believes it has been successful at renewing its hotel contracts due to its large capital investment in wiring infrastructure of the hotel and its high quality service record.

INSTALLATION AND SERVICE OPERATIONS

     At December 31, 1998, OCC's installation and service organization consisted of approximately 381 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC in the United States and Canada, including system maintenance and distribution of videocassettes. OCC's installation personnel also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

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

HOTEL CONTRACTS

     The Company typically negotiates and enters into a separate contract with each hotel for the services provided, except for some of the Company's large hotel management customers, in which case the Company negotiates and enters into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1998, approximately 10% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 8% of the pay-per-view hotels served by OCC have contracts expiring in 1999. However, some of the SpectraVision hotel contracts, which the Company classified internally as expired, have two-year automatic renewal provisions under certain conditions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

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

     The head-end electronics are assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where OCC-employed and trained technicians install the system, typically assisted by independent contractors.

     For those hotels for which the Company supplies televisions, On Command purchases such televisions from a small number of television vendors. In the event of a significant price increase for televisions by such vendors, the Company could face additional, unexpected capital expenditure costs.

     OCC, through its OCV and SpectraVision subsidiaries, maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and/or their domestic and international distributors and programming networks. OCC believes its relationships with all suppliers are good.

     In addition, the Company receives satellite signal transport services for much of its domestic cable television programming from DIRECTV, Inc. The Company believes that its relationship with DIRECTV, Inc. is good. However, an interruption in DIRECTV's satellite service could interfere with the Company's ability to serve many of its hotel customers' free-to-guest cable programming requirements.

INTEGRATING OPERATIONS

     On Command Corporation has substantially completed the full integration of its operations in support of the OCV and SpectraVision systems. Some remaining system development and field support projects will continue into 1999. In addition, OCC has continued to pursue the renewal or extension of certain hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV on-demand pay-per-view service and related services.

COMPETITION

     In the U.S., taking into account the various providers of cable television services, there are numerous providers of in-room video entertainment to the lodging industry, at least three of which provide on-demand pay-per-view, free-to-guest programming, and guest services by means of the in-room television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

     Pay-per-view, the most profitable component of the services offered, competes for a guest's time and entertainment resources with broadcast television, free-to-guest programming, and cable television services. In addition, there are a number of competitors that are developing ways to use their existing infrastructure to provide in-room entertainment and/or information services to the lodging industry, including cable companies (including wireless cable), telecommunications companies, Internet and high-speed connectivity companies, and direct-to-home and direct broadcast satellite companies. Some of these competitors have been providing free-to-guest services to hotels and are beginning to provide video-on-demand, Internet and high speed connectivity to hotels.

     OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment services to the United States lodging industry. OCC is also the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment services to the lodging industry on a worldwide basis. Domestically, OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a domestic and international regional basis with certain other smaller entities. Based on publicly available information, OCC estimates that, at December 31, 1998, LodgeNet served approximately 597,000 pay-per-view rooms, as of which approximately 582,000 are equipped with on-demand service. At December 31, 1998, OCC served approximately 929,000 rooms, of which approximately 829,000 are on-demand rooms.

     Competition with respect to in-room video entertainment and information contracts centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment and information systems, (ii) the quality of the vendor's technical support and maintenance services, and (iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

     Furthermore, while the Company is addressing the likelihood of increased demand for Internet services in the hotel guestroom, OCC may face additional competition in this area from traditional as well as new competitors. Some of these competitors may be better funded from both public capital and/or private venture capital markets and have access to additional capital resources which OCC does not have.

     OCC believes its competitive advantages include (i) technological leadership represented by its superior on-demand capability and range of services offered, and (ii) system reliability and high quality service. OCC believes that its growth (including OCV's growth prior to the Acquisition) reflects the strong competitive position of its products and services. The OCC system offers an expansive library of on-demand movies and will allow OCC to upgrade and add new features to the OCC system during the terms of OCC's contracts and to obtain renewals or extensions of its contracts.

     OCC also competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the service provided.

     On Command Corporation anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment and information both as a revenue source and as a source of competitive advantage in that sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, OCC believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While the Company believes its competitive advantages will enable OCC to continue to offer financial arrangements that are attractive to hotels, its competitors may attempt to maintain or gain market share at the expense of profitability. OCC may not always be willing to match incentives provided by its competitors.

     The communications industry is subject to rapid technological change. New technological developments could adversely effect OCC's operations unless the Company is able to provide equivalent services at competitive prices.

REGULATION

     The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate the Company's pay-per-view or free-to-guest services.

     The FCC's jurisdiction also encompasses certain aspects of OCC's operations as they related to its use of the radio frequency spectrum in certain hotels acquired in connection with SpectraVision. SpectraVision had obtained optional licenses from the FCC for a number of its downlink, television receive-only satellite receivers, which are used to receive transmissions from communications satellites in connection with its free-to-guest services. SpectraVision had also obtained the required licenses for the microwave point-to-point relay facilities.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company owns a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems. Although OCC maintains these patents, On Command Corporation believes that the design, innovation, and quality of its products and their relations with its customers are at least as important, if not more so, to the maintenance and growth of the Company. The Company also owns various trade names, trademarks, service marks, and logos used in its businesses, which OCC intends to actively protect. In connection with the LodgeNet litigation, the Company has licensed each other's patented technology for five years.

INTERNATIONAL MARKETS

     In addition to its operations in the fifty United States, OCC offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region.

     The Company historically experienced higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. However, the Company generally also incurs greater capital expenditure and operating costs outside the United States. Additionally, the effect of the Asian economic crisis contributed to a decline in revenues from that region. At December 31, 1998, the Company serviced 421 hotels with a total of approximately 124,000 rooms located outside the United States.

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

     Furthermore, OCC sells systems to certain other providers of in-room entertainment including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and through September 1998 MagiNet Corporation (formerly Pacific Pay Video Limited) ("MagiNet"), which was previously licensed to use OCV's system to provide on-demand in-room entertainment in the Asia Pacific region. In September 1998, OCV filed suit against MagiNet for violations of the license agreement between MagiNet and OCV, and concurrently terminated MagiNet's license to use the OCV system. MagiNet is contesting the termination and the lawsuit.

     In addition, the Company is developing and testing technology that will bring Internet and other services to hotel guests in their rooms.

MARKETS AND CUSTOMERS

     On Command currently provides entertainment and information services to hotels which are associated with major hotels chains, management companies and independent hotels including Adam's Mark, Fairmont, Four Seasons, Hilton (including Hilton Garden Inn), Holiday Inn, Hyatt, Loews, Marriott (including Courtyard By Marriott, Fairfield Inn, Renaissance, Residence Inn, & Ritz-Carlton), Omni, Patriot American Hospitality (Wyndham), Promus Hotels (Doubletree Hotels, Embassy Suites, & Hampton Inn), Radisson, Sheraton and Starwood Hotels & Resorts (W & Westin). OCC serves major chains and selected other hotels throughout the United States, Canada, Mexico, the United Kingdom, Spain, France, Australia, and the Asia-Pacific region.

     The following table sets forth certain information regarding the number of hotels and rooms served by OCC as of December 31, 1998 and 1997, respectively:

                                                     AS OF DECEMBER 31
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
Hotels Served:
  U.S. .......................................         2,799           2,642
  Non-U.S. ...................................           421             418
Rooms Served:
  U.S. .......................................       804,025         773,005
  Non-U.S. ...................................       124,485         120,409
Total Room Revenue per Equipped Room (RER)....  $20.76/month    $19.38/month

EMPLOYEES

     As of December 31, 1998, OCC employed a total of 835 persons, including 80 in engineering, 354 in domestic installation and service, 166 in domestic manufacturing and operations, 23 in sales, 111 in management, administration and finance, and 101 in international service and operations. During fiscal year 1998, the vast majority of research and development efforts have been performed by the Company's employees rather than outside consultants. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.

ITEM 2. PROPERTIES

     On Command Corporation currently leases its headquarters located in San Jose, California. The headquarters contain approximately 131,000 square feet of office, light manufacturing, and storage space. In connection with the acquisition of SpectraVision, On Command Corporation acquired the SpectraVision headquarters building in Richardson, Texas which contained approximately 84,000 square feet of office, light manufacturing, and storage space. OCC sold the Richardson facility in the fourth quarter of 1997 and leased back the facility through March 31, 1998. The Company has transferred all necessary operations to the San Jose headquarters. In connection with the Acquisition, OCC also acquired other leased space that housed SpectraVision's customer support operations throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong, and Australia. The Company's properties are suitable and adequate for the Company's business operations.

ITEM 3. LEGAL PROCEEDINGS

     On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the companies have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3.9 million (net of expenses) in each of July 1999 and July 2000. OCC will recognize the additional royalty revenue as the cash payments are received.

     In September 1998, OCV filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G to the Annual Report on Form 10-K, included herein is the following table, which sets forth the names, ages, at March 1, 1999, and titles of executive officers of the Company, and biographical information with respect to such officers.

            NAME              AGE                      POSITION
            ----              ---                      --------
                                     President, Chief Operating Officer, and
Brian A.C. Steel............  39     Director
Ronald D. Lessack...........  52     Senior Vice President, Operations
Richard C. Fenwick, Jr. ....  41     Senior Vice President, Engineering
Paul J. Milley..............  45     Senior Vice President, Finance
Arthur M Aaron..............  41     Acting General Counsel and Secretary
Jean A. deVera..............  49     Senior Vice President, National Accounts

     Brian A.C. Steel has been President and Chief Operating Officer of On Command Corporation since December 1998. Prior to that appointment, Mr. Steel was the Executive Vice President, Chief Financial Officer, and Chief Operating Officer of On Command Corporation since September 1996 and a Director of On Command Corporation since October 1996. Prior thereto, Mr. Steel was Executive Vice President, Strategic Development, and Chief Financial Officer for TELE-TV, a video services partnership among several regional telephone companies, since August 1995. Prior to joining TELE-TV, Mr. Steel was Vice President, Strategic Development of Pacific Telesis Enhanced Services, General Manager of Pacific Telesis Electronic Publishing Services, and Executive Director, Corporate Development of Pacific Telesis Group from January 1994 to July 1995. Prior to joining Pacific Telesis, Mr. Steel was a principal in Conversion Management Associates from January 1993 to December 1993.

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

     Arthur M. Aaron has been Acting General Counsel and Secretary since April 1998. Mr. Aaron has been Vice President, Business and Legal Affairs of Ascent Entertainment Group, Inc. since April 1995. Prior thereto, he was a General Attorney in the office of the General Counsel of COMSAT Corporation since July 1993.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On Command Corporation's Common Stock and Series A and B Warrants are traded on the NASDAQ National Market under the symbols ONCO, ONCOW, and ONCOZ respectively. Series C Warrants were given to an advisor to the Acquisition transaction but were not registered for public trading. The high and low closing prices for On Command Corporation's securities during the periods January 1, 1998 through December 31, 1998 and January 1, 1997 through December 31, 1997 are as follows:

                                                     PRICE RANGE
                                                 --------------------
                 COMMON STOCK                      HIGH        LOW
                 ------------                    --------    --------
1998:
  First Quarter................................  $13.3750    $12.0000
  Second Quarter...............................  $14.8750    $13.0000
  Third Quarter................................  $14.0000    $ 8.0000
  Fourth Quarter...............................  $ 9.2500    $ 6.8750

1997:
  First Quarter................................  $16.0000    $10.7500
  Second Quarter...............................  $12.6250    $ 8.1250
  Third Quarter................................  $15.2500    $10.7500
  Fourth Quarter...............................  $13.7500    $11.8750

                                                          PRICE RANGE
                                                 --------------------
SERIES A WARRANTS                                    HIGH         LOW
-----------------                                --------    --------
1998:
  First Quarter................................  $ 7.1250    $ 6.7500
  Second Quarter...............................  $ 6.0000    $ 5.5000
  Third Quarter................................  $ 5.8750    $ 5.2500
  Fourth Quarter...............................  $ 5.7500    $ 3.5000

1997:
  First Quarter................................  $ 9.5000    $ 6.2500
  Second Quarter...............................  $ 7.0625    $ 5.0000
  Third Quarter................................  $ 6.5000    $ 5.0000
  Fourth Quarter...............................  $ 8.0000    $ 6.5000

                                                          PRICE RANGE
                                                 --------------------
SERIES B WARRANTS                                    HIGH         LOW
-----------------                                --------    --------
1998:
  First Quarter................................  $ 5.4375    $ 5.1250
  Second Quarter...............................  $ 5.1875    $ 5.0000
  Third Quarter................................  $ 4.1250    $ 2.9375
  Fourth Quarter...............................  $ 3.0000    $ 2.0000

1997:
  First Quarter................................  $ 8.7500    $ 4.2500
  Second Quarter...............................  $ 5.8750    $ 3.5000
  Third Quarter................................  $ 6.2500    $ 4.0000
  Fourth Quarter...............................  $ 7.0000    $ 5.3750

     As of March 3, 1999 there were 30,169,752 shares of Common Stock, 1,424,875 Series A Warrants, 2,625,000 Series B Warrants, and 3,450,000 Series C Warrants issued and outstanding. As of March 3, 1999 there were 357 Common Stockholders, 21 Series A Warrant holders, 285 Series B Warrant holders, and 8 Series C Warrant holders of record. The Company's Transfer Agent and Registrar is the Bank of New York located at 101 Barclay Street, New York, New York.

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

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997      1996(1)       1995        1994
                                      --------    --------    --------    --------    --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Total revenues....................  $238,820    $222,103    $147,469    $102,059    $ 81,609
  Total direct costs of revenues....   103,902     103,343      71,019      48,417      47,786
  Total operating expenses..........   151,068     142,166      87,770      45,091      27,976
  Income (loss) from operations.....   (16,150)    (23,406)    (11,320)      8,551       5,847
  Net income (loss)(2)..............   (25,966)    (33,314)    (14,739)      4,902       3,456
  Net income (loss) applicable to
     nonredeemable common stock.....   (25,966)    (33,314)    (15,222)      4,261       2,856
  Basic net income (loss) per
     share..........................     (0.86)      (1.11)      (0.67)       0.24        0.20
  Diluted net income (loss) per
     share..........................     (0.86)      (1.11)      (0.67)       0.22        0.18
  Shares used in basic per share
     calculations (in thousands)....    30,150      30,081      22,625      17,554      14,022
  Shares used in diluted per share
     calculations (in thousands)....    30,150      30,081      22,625      19,406      15,822
CASH FLOW DATA:
  Net cash provided by operating
     activities.....................    53,913      53,481      42,784      41,374      20,051
  Net cash used in investing
     activities.....................   (83,208)    (88,044)    (80,505)    (63,693)    (64,110)
  Net cash provided by financing
     activities.....................    30,379      35,268      42,521      14,952      47,285
OTHER DATA:
  EBITDA(3).........................  $ 72,049    $ 55,578    $ 41,960    $ 37,288    $ 23,381
  Cash dividends per share..........        --          --    $   0.49          --          --
  Rooms served at end of
     period(4)......................   929,000     893,000     917,000     361,000     248,000
     On Demand rooms at period
       end..........................   829,000     765,000     709,000     361,000     248,000
     Scheduled rooms at period
       end..........................   100,000     128,000     208,000          --          --
  Hotels served at end of period....     3,220       3,060       3,144       1,221         751
  Capital expenditures(5)...........    83,208      92,307      70,545      63,693      64,110
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total assets......................  $402,968    $401,388    $396,538    $211,005    $138,884
  Total debt........................   163,000     133,000      98,000      15,942       1,025
  Redeemable common stock...........        --          --          --      11,684      11,043
  Total stockholders' equity........   190,005     217,167     250,917     169,804     108,949

---------------
(1) 1996 data reflects the acquisition of SpectraVision which was recorded using the purchase method of accounting as defined by generally accepted accounting principles. As such, all revenues, expenses and capital expenditures of SpectraVision for the period October 8 through December 31, 1996, are included herein. Also included are the room and hotel counts and the assets and liabilities of SpectraVision at December 31, 1996.

(2) 1996 data also includes $8.7 million of charges which management believes are one-time in nature which consist of asset write-downs, reserves, and expense accruals related to the Acquisition and integration of SpectraVision; re-alignment of the Company's operating practices; and the establishment of On Command Corporation as a new public company. Of the non-recurring charges, $6.7 million affected EBITDA (see note 3). Excluding non-recurring charges, the net loss applicable to nonredeemable common stock for 1996 would have been $6.5 million, net loss per common and equivalent share would have been $0.29, and EBITDA would have been $48.7 million.

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

(5) Capital expenditures primarily include the installation of systems in new hotels, the conversion of SpectraVision systems and upgrades made to existing equipment in hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1998, 1997 and 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total revenues increased $16.7 million or 7.5% to $238.8 million in 1998, as compared to total net revenues of $222.1 million in 1997. Room revenues increased $16.7 million or 7.9% to $227.2 million in 1998 from $210.5 million in 1997. The increase was primarily due to stronger buy rates for movies during 1998, higher total rooms during the year, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in 1998 as compared to 1997. Revenues during 1997 were also affected by a satellite outage in January affecting certain SpectraVision properties and the termination and sale of approximately 40,000 rooms during the second half of the year that were receiving satellite only pay-per-view (PPV) movies. Video system sales and other revenues remained relatively flat during 1998 as compared to 1997. This was due to a lower number of video system sales to the Company's primary licensees offset by the receipt of a $2.9 million royalty payment (net of legal fees) from LodgeNet made during the third quarter of 1998 (see Note 14 of Notes to Consolidated Financial Statements).

     Total direct cost of revenues increased by $0.6 million or 0.5% to $103.9 million in 1998 as compared to $103.3 million in 1997. Direct costs associated with room revenue increased $2.4 million or 2.5% to $99.0 million in 1998 from $96.6 million in 1997, however, as a percentage of room revenue 1998 decreased to 43.6% as compared to 45.9% in 1997. The dollar amount increase was due to higher room revenues in 1998 as compared to 1997, while the decrease in the percentage was due to lower feature movies royalties as a percentage of total room revenues, and lower satellite/lease cost during 1998. Direct costs from video system sales and other revenues decreased $1.8 million or 27.1% to $4.9 million, as compared to $6.7 million in 1997, as a result of a decline in sales of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 42.1% in 1998 from 57.9% in 1997. The improved gross margin was largely due to the receipt of the LodgeNet royalty payment during 1998.

     Operation costs, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, decreased $2.7 million or 7.9% to $31.3 million in 1998, as compared to $34.0 million in 1997, and as a percentage of total revenue decreased to 13.1% in 1998 from 15.3% in 1997. The decrease was primarily due to non-recurring satellite re-deployment expenses incurred in the first quarter of 1997 and a higher percentage of rooms using OCV technology which is less expensive to support than SpectraVision technology.

     Research and development expenses in 1998 increased $0.6 million or 9.0% to $7.5 million as compared to $6.9 million in 1997. The higher expenses are due to increasing efforts in the development of the Company's new products, services and programming support.

     Selling, general, and administrative expenses increased $1.8 million or 7.9% to $24.0 million in 1998, as compared to $22.3 million in 1997. The increase is principally due to higher expenses in product management and marketing in order to support new products and initiatives.

     Depreciation and amortization expense increased $9.2 million or 11.7% to $88.2 million in 1998 from $79.0 million in 1997, and as a percentage of total revenue increased to 36.9% in 1998 from 35.6% in 1997. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The dollar increase reflects capital investments associated with growing the Company's room base and converting SpectraVision rooms to OCC equipment.

     Interest/Other expense net increased to $10.4 million in 1998, as compared to $9.3 million in 1997. This increase was due to the Company's greater reliance on debt financing to continue its expansion of its installed customer base, somewhat offset by a lower effective interest rate in 1998.

     Provision for income taxes for 1998 represents tax benefits on losses in certain foreign jurisdictions.

     EBITDA increased to $72.0 million in 1998 from $55.6 million in 1997 or an increase of 29.6%. As a percentage of revenue, EBITDA increased to 30.2% in 1998 from 25.0% in 1997. The improved EBITDA amount is primarily attributable to the increase in revenue for 1998 as compared to 1997. With the LodgeNet royalty payment excluded, EBITDA as a percentage of total revenue increased to 28.9% in 1998 from 25.0% in 1997.

     Net loss decreased to $26.0 million in 1998 from $33.3 million in 1997 due to the factors described above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total revenues increased $74.6 million or 50.6% to $222.1 million in 1997, as compared to total net revenues of $147.5 million in 1996. Room revenues increased $76.7 million or 57.3% to $210.5 million in 1997 from $133.8 million in 1996. Such increase was primarily attributable to revenue generated from rooms acquired in the SpectraVision acquisition. Revenues during 1997 were also affected by a satellite outage in January affecting certain SpectraVision properties and the termination and sale of approximately 40,000 rooms during the second half of the year that were receiving satellite only pay-per-view movies. The Company discontinued satellite distribution of movies due to poor economics with the delivery method. Management believes these two events reduced revenue in 1997 by approximately $3 million to $4 million. Video system sales and other revenues decreased by $2.0 million or 15.0% to $11.6 million as compared to $13.7 million in 1996, reflecting a slowdown in ordering of video systems from two of the Company's primary licensees.

     Total direct cost of revenues increased by $32.3 million or 45.5% to $103.3 million in 1997 as compared to $71.0 million in 1996. Direct costs associated with room revenue increased $37.0 million or 62% to $96.6 million in 1997 as compared to the prior year, and as a percentage of room revenue increased to 45.9% in 1997 from 44.6% in 1996. The percentage increase reflects lower reimbursements of free-to-guest programming provided to hotels, higher royalties on feature movies and higher hotel commission expenses on SpectraVision room revenues. Direct costs from video system sales and other revenues decreased $4.7 million or 41.0% to $6.7 million, as compared to $11.4 million in 1996, as a result of a decline in sales of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 57.9% in 1997 from 83.4% in 1996. The improved gross margin was largely due to higher margin on used systems sold to Skylink and other revenues from equipment rental and video interactive services, which have minimal direct costs.

     Operation costs, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, increased $18.1 million or 114.2% to $34.0 million in 1997, as compared to $15.9 million in 1996, and as a percentage of total revenue increased to 15.3% in 1997 from 10.8% in 1996. The increase was primarily due to the higher field service costs necessary to support the acquired SpectraVision equipment.

     Research and development expenses in 1997 increased $2.3 million or 49.4% to $6.9 million as compared to $4.6 million in 1996. The reason for the increase was due to the sustaining engineering support requirement of the SpectraVision platforms and the development of the Company's new products and services. The increase was primarily attributable to an increase in personnel and consulting service costs of $1.6 million.

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

     Depreciation and amortization expense increased $25.7 million or 48.2% to $79.0 million in 1997 from $53.3 million in 1996, and as a percentage of total revenue decreased to 35.6% in 1997 from 36.1% in 1996. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The dollar increase reflects capital investments associated with growing the OCV room base and with incremental depreciation and amortization resulting from the acquisition of SpectraVision's in room assets and intangible assets. The percentage decrease is primarily attributable to the lower cost basis of the acquired SpectraVision assets.

     Interest/Other expense net increased to $9.3 million in 1997, as compared to $3.3 million in 1996. This increase was due to the Company's greater reliance on debt financing to continue its expansion of its installed customer base, debt used to complete the acquisition of SpectraVision and the write-down of a minority investment in MagiNet Corporation to its estimated fair value.

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

     EBITDA increased to $55.6 million in 1997 from $42.0 million in 1996 or an increase of 32.5%. As a percentage of revenue, EBITDA decreased from 28.5% in 1996 to 25.0% in 1997. The major factor in this reduction was the increase in operation cost percentage, explained above.

     Net loss increased to $33.3 million in 1997 from $14.7 million in 1996 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during 1998 were net cash from operations of $53.9 million, and net borrowings of $30.0 million from the Company's revolving credit facility. Cash was invested primarily for capital expenditures which totaled $83.2 million, primarily for the installation of on-demand systems in new hotel installations and conversions of SpectraVision equipped hotels.

     The Company's principal cash requirements in 1999 are expected to include the continued conversion of SpectraVision properties to OCV's more dependable on-demand technology, the installation of systems in new hotels, both domestically and abroad, and the selected deployment of the Company's new digital technology. The Company anticipates these activities will require capital expenditures of approximately $65.0 to $90.0 million in 1999. The Company believes that its internally generated cash and its remaining capacity under its credit facility will provide sufficient funding for the foreseeable future.

REVOLVING CREDIT FACILITY

     On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150.0 million to $200.0 million, and certain other terms were amended. The Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1998, there was $37.0 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

LIMITATIONS ON ADDITIONAL DEBT FINANCING

     On Command Corporation and Ascent entered into a Corporate Agreement, as amended (the "Corporate Agreement"), pursuant to which OCC has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the Credit Facility, and indebtedness incurred in the ordinary course of operations which together shall not exceed $182 million in the aggregate through December 31, 1999.

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

BUSINESS RISKS

CONTROL BY ASCENT

     Ascent owned approximately 56.9% of the outstanding OCC Common Stock at December 31, 1998. Accordingly, Ascent has the ability to control the management and policies of On Command Corporation and the outcome of matters submitted to the stockholders for approval, including the election of directors. In addition, the Company and Ascent have entered into a Corporate Agreement which requires the Company to get Ascent's approval with respect to incurring indebtedness and issuing equity.

DEPENDENCE ON ADDITIONAL CAPITAL FOR GROWTH

     The growth of On Command Corporation's business requires substantial investment on a continuing basis to finance capital expenditures and related expenses. Prior to the Acquisition, OCC has relied on capital provided by Ascent and cash flow from operations to finance its growth. However, Ascent is not obligated to provide any additional capital or debt financing to On Command Corporation. On Command Corporation intends to use cash flow from operations and additional borrowings (subject to the limitations discussed under "Limitations on Additional Debt Financings") to support its growth. Whether or when On Command Corporation can achieve cash flow levels sufficient to support its anticipated growth cannot be accurately predicted. Unless such cash flow levels are achieved, On Command Corporation may require additional borrowings or the sale of debt or equity securities (subject to the limitations described under "Limitations on Additional Debt Financings"), or some combination thereof, to provide funding for growth or, alternatively, may have to reduce growth to a level that can be supported by internally generated cash flow. On Command Corporation can give no assurances with respect to the impact on the results of operations and financial condition if On Command Corporation is required to reduce growth to a level that can be supported by internally generated cash flow.

THINLY TRADED STOCK IN THE PUBLIC MARKET AND POSSIBLE VOLATILITY OF STOCK PRICE

     As approximately 43.1% of the outstanding On Command Common Stock, is traded on the Nasdaq National Market as of March 3, 1999 the public market for the OCC Common Stock and the On Command Corporation Warrants may not be subject to an active public market which can be sustained. Further, the stock markets may experience volatility that affects the market prices of companies in ways unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the OCC Common Stock or Warrants.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS

     Marriott, Holiday Inn and Hilton accounted for approximately 24%, 11% and 10%, respectively, of On Command Corporation's revenues for the year ended December 31, 1998. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command Corporation's results of operations or financial condition. However, these customers represent both chain-owned managed hotels, as well as franchisees. The Company often has different contracts on different terms with the chain-owned/managed hotels, on the one hand, and with the franchisees (or groups of franchisees), on the other.

DEPENDENCE ON PERFORMANCE OF LODGING INDUSTRY

     On Command's business is closely linked to the performance of the hotel industry in which overall occupancy has been declining recently, though not as significantly as many of the luxury and business hotels served by OCC. Declines in hotel occupancy as a result of general business, economic, seasonal and other factors can have a significant adverse impact on On Command Corporation's results of operations.

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

DEPENDENCE ON KEY PERSONNEL

     On Command Corporation's success will be dependent upon the contributions of its executive officers, especially Brian A.C. Steel, its President, and Chief Operating Officer. The loss of the services of such executive officers could have a material adverse effect on On Command Corporation. On Command Corporation's success also depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that On Command Corporation or its subsidiaries will be successful in attracting and retaining such personnel. Mr. Steel has entered into an employment agreement with On Command Corporation through 1999.

SEASONALITY

     The business of On Command Corporation is seasonal, with higher revenues per room realized during the summer months and lower revenues per room realized during the winter months due to business and vacation travel patterns.

ANTI-TAKEOVER PROTECTIONS

     Ascent owns approximately 56.9% of the OCC Common Stock at December 31, 1998, before giving effect to the exercise of any Warrants. Accordingly, On Command Corporation will not be able to engage in any strategic transactions without the approval of Ascent. Even if Ascent's interest in On Command Corporation were reduced below such level, On Command Corporation's Certificate of Incorporation contains certain provisions that could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of On Command Corporation. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of OCC Common Stock. Certain of such provisions allow On Command Corporation to issue preferred stock with rights senior to those of the OCC Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

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

     The total cost to the Company for addressing its Year 2000 issues is estimated to be less than $1 million with less than $100,000 incurred through December 31, 1998. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions including third parties' Year 2000 readiness and other factors.

     The Company has and will continue to have communications with its significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly address their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the Year 2000 approaches. There is some unknown level of risk based upon the compliance issue affecting a given hotel, and generally this should be limited to a specific hotel. Conditions that make a hotel unable to take in guests would affect the Company's revenue. A large number of the Company's systems are interfaced with the hotel's property management system. If this interface fails all movie charges will require manual processing. Processes to perform this are in place in all hotels and are occasionally utilized at times when the property management system interface is not functioning. This typically causes a slightly higher number of lost charges, which could be material if applied to a large number of customers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly, the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At December 31, 1998, the Company had $163.0 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 5.9%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at December 31, 1998 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $1.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to the Consolidated Financial Statements

     Quarterly Results of Operations for the years ended December 31, 1998 and 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of On Command Corporation:

We have audited the accompanying consolidated balance sheets of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
LOGO
San Jose, California

February 3, 1999

                             ON COMMAND CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PAR VALUE AMOUNTS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  7,235     $  6,287
  Accounts receivable (less allowance for doubtful accounts
     of $1,484 in 1998 and $1,630 in 1997)..................    32,167       26,827
  Other current assets......................................     2,633        1,959
                                                              --------     --------
          Total current assets..............................    42,035       35,073
VIDEO SYSTEMS, Net..........................................   267,880      270,531
PROPERTY AND EQUIPMENT, Net.................................    11,829        7,850
GOODWILL, Net...............................................    77,674       82,049
OTHER ASSETS, Net...........................................     3,550        5,885
                                                              --------     --------
                                                              $402,968     $401,388
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 23,305     $ 20,051
  Accounts payable to stockholder...........................       138          104
  Accrued compensation......................................     5,916        5,805
  Other accrued liabilities.................................    11,977        9,763
  Taxes payable.............................................     7,632       11,333
                                                              --------     --------
          Total current liabilities.........................    48,968       47,056
OTHER ACCRUED LIABILITIES...................................       995        4,165
LONG-TERM PORTION OF REVOLVING CREDIT FACILITY..............   163,000      133,000
                                                              --------     --------
          Total liabilities.................................   212,963      184,221
COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares
     authorized -- 10,000; none outstanding                         --           --
  Common stock, $.01 par value; shares authorized -- 50,000
     in 1998 and 1997; shares issued and outstanding, 30,171
     in 1998 and 29,801 in 1997;
     shares subscribed -- 2 in 1998 and 315 in 1997.........       302          301
  Additional paid-in capital................................   249,809      249,431
  Common stock warrants.....................................    31,450       31,450
  Accumulated other comprehensive loss......................    (2,539)        (964)
  Accumulated deficit.......................................   (89,017)     (63,051)
                                                              --------     --------
          Total stockholders' equity........................   190,005      217,167
                                                              --------     --------
                                                              $402,968     $401,388
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                             ON COMMAND CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Room revenues.............................................  $227,177   $210,493   $133,813
  Video systems sales/other.................................    11,643     11,610     13,656
                                                              --------   --------   --------
          Total revenues (see Note 10 for related party
            revenues).......................................   238,820    222,103    147,469
                                                              --------   --------   --------
DIRECT COSTS OF REVENUES:
  Room revenues.............................................    98,999     96,617     59,628
  Video systems sales/other.................................     4,903      6,726     11,391
                                                              --------   --------   --------
          Total direct costs of revenues....................   103,902    103,343     71,019
                                                              --------   --------   --------
OPERATING EXPENSES:
  Operations................................................    31,301     33,993     15,870
  Research and development..................................     7,537      6,912      4,628
  Selling, general and administrative.......................    24,031     22,277     13,992
  Depreciation and amortization.............................    88,199     78,984     53,280
                                                              --------   --------   --------
          Total operating expenses..........................   151,068    142,166     87,770
                                                              --------   --------   --------
LOSS FROM OPERATIONS........................................   (16,150)   (23,406)   (11,320)
INTEREST INCOME.............................................       503        155        104
INTEREST/OTHER EXPENSE......................................   (10,428)    (9,277)    (3,349)
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES....................................   (26,075)   (32,528)   (14,565)
PROVISION (BENEFIT) FOR INCOME TAXES........................      (109)       786        174
                                                              --------   --------   --------
NET LOSS....................................................   (25,966)   (33,314)   (14,739)
REDEEMABLE COMMON STOCK ACCRETION...........................        --         --       (483)
                                                              --------   --------   --------
NET LOSS APPLICABLE TO
  NONREDEEMABLE COMMON STOCK................................  $(25,966)  $(33,314)  $(15,222)
                                                              ========   ========   ========
BASIC AND DILUTED NET LOSS PER SHARE........................  $  (0.86)  $  (1.11)  $  (0.67)
                                                              ========   ========   ========
SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATIONS.....    30,150     30,081     22,625
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                             ON COMMAND CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 ACCUM.
                                        COMMON STOCK     ADDITIONAL    COMMON     OTHER    RETAINED        TOTAL
                                       ---------------    PAID-IN      STOCK      COMP.    EARNINGS    STOCKHOLDERS'
                                       SHARES   AMOUNT    CAPITAL     WARRANTS    LOSS     (DEFICIT)      EQUITY
                                       ------   ------   ----------   --------   -------   ---------   -------------
                                                                      (IN THOUSANDS)
BALANCES, January 1, 1996............  20,669    $207     $165,521    $   840         --   $  3,236      $169,804
Issuance of common stock and warrants
  in connection with the acquisition
  of SpectraVision...................   8,250      82       57,627     24,353                              82,062
Exercise of stock options and
  warrants...........................   1,298      13       12,319       (840)                             11,492
Income tax benefit of stock option
  transactions.......................                          143                                            143
Dividends............................                                   7,097               (17,751)      (10,654)
Accretion of redeemable common
  stock..............................                                                          (483)         (483)
Conversion of redeemable common
  stock..............................   1,166      11       12,156                                         12,167
Cancellation of common stock issued
  and additional contribution of
  assets by Ascent (see Note 10).....  (1,336)    (13)       1,398                                          1,385
Translation adjustments..............                                               (260)                    (260)
Net loss.............................                                                       (14,739)      (14,739)
                                       ------    ----     --------    -------    -------   --------      --------
BALANCES, December 31, 1996..........  30,047     300      249,164     31,450       (260)   (29,737)      250,917
Exercise of stock options............      67       1          238                                            239
Issuance of common stock under ESP
  plan (see Note 8)..................       2                   29                                             29
Translation adjustment...............                                               (704)                    (704)
Net loss.............................                                                       (33,314)      (33,314)
                                       ------    ----     --------    -------    -------   --------      --------
BALANCES, December 31, 1997..........  30,116     301      249,431     31,450       (964)   (63,051)      217,167
Exercise of stock options............      42       1          236                                            237
Issuance of common stock under ESP
  plan (see Note 8)..................      15                  142                                            142
Translation adjustment...............                                             (1,575)                  (1,575)
Net loss.............................                                                       (25,966)      (25,966)
                                       ------    ----     --------    -------    -------   --------      --------
BALANCES, December 31, 1998..........  30,173    $302     $249,809    $31,450    $(2,539)  $(89,017)     $190,005
                                       ======    ====     ========    =======    =======   ========      ========

          See accompanying notes to consolidated financial statements.

                             ON COMMAND CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Net loss...................................................  $(25,966)   $(33,314)   $(14,739)
Translation adjustments....................................    (1,575)       (704)       (260)
                                                             --------    --------    --------
Comprehensive loss.........................................  $(27,541)   $(34,018)   $(14,999)
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             ON COMMAND CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(25,966)   $(33,314)   $(14,739)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    88,278      78,984      53,280
    Deferred income taxes, net..............................        --         (47)        195
    Provision for loss on long term investment..............        --         917
    (Gain)/Loss on disposal of fixed assets.................        72        (844)         64
    Changes in assets and liabilities net of effects from
      acquired operations:
      Accounts receivable...................................    (5,439)     (1,584)       (962)
      Other current assets..................................         7       1,420      (1,024)
      Accounts payable......................................     3,269       3,246      (5,542)
      Accounts payable to stockholder.......................        34          83        (185)
      Accrued compensation..................................      (121)        880       1,950
      Other accrued liabilities.............................    (2,735)      5,395      (3,342)
      Taxes payable.........................................    (3,486)     (1,655)     13,089
                                                              --------    --------    --------
         Net cash provided by operating activities..........    53,913      53,481      42,784
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in acquisition of SpectraVision.............        --          --      (9,572)
  Capital expenditures......................................   (83,208)    (92,307)    (70,545)
  Proceeds from sale of property and equipment..............        --       4,263          46
  Other assets..............................................        --          --        (434)
                                                              --------    --------    --------
         Net cash used in investing activities..............   (83,208)    (88,044)    (80,505)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under credit facility............    30,000     165,000      97,625
  Payment of former credit facility.........................        --    (130,000)         --
  Payment of SpectraVision debt.............................        --          --     (40,000)
  Proceeds from stockholders' notes payable.................        --          --      22,526
  Principal payments on stockholders' notes payable.........        --          --     (38,468)
  Proceeds from issuance of common stock....................       379         268       2,587
  Dividends paid............................................        --          --      (1,749)
                                                              --------    --------    --------
         Net cash provided by financing activities..........    30,379      35,268      42,521
                                                              --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (136)       (151)        (23)
                                                              --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       948         554       4,777
CASH AND CASH EQUIVALENTS, Beginning of year................     6,287       5,733         956
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, End of year......................  $  7,235    $  6,287    $  5,733
                                                              ========    ========    ========
SUPPLEMENTAL INFORMATION:
  Cash paid for income taxes................................  $     --    $  1,012    $     --
                                                              --------    --------    --------
  Cash paid for interest....................................  $  9,597    $  6,832    $  2,702
                                                              --------    --------    --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net assets acquired from contribution agreement with
    Ascent..................................................  $     --    $     --    $  1,385
                                                              --------    --------    --------
  Common stock issued for note receivable...................  $     --    $     --    $  8,905
                                                              --------    --------    --------
  Reversal of accrual made in purchase price allocation.....  $     --    $  3,000    $     --
                                                              --------    --------    --------
  Dividends paid through issuance of note and common stock
    warrants................................................  $     --    $     --    $ 16,002
                                                              --------    --------    --------
  Acquisition of SpectraVision:
    Fair value of assets acquired (including intangibles of
      $89,636)..............................................  $     --    $     --    $155,916
    Liabilities assumed.....................................        --          --     (64,282)
    Acquisition costs paid..................................        --          --      (5,829)
    Net cash paid...........................................        --          --      (3,743)
                                                              --------    --------    --------
    Common stock and warrants issued........................  $     --    $     --    $ 82,062
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             ON COMMAND CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     Effective October 8, 1996, the Merger and Acquisition were consummated. The Merger has been accounted for using the historical book value of the assets, liabilities and stockholders' equity acquired from OCV in a manner similar to a pooling of interests and the Acquisition was accounted for as a purchase using the fair value of the assets acquired and liabilities assumed from Oldco. Accordingly, the consolidated financial statements of the Company include the historical results of operations and cash flows of OCV as well as the acquired operations of SpectraVision subsequent to the date of acquisition. Per share amounts and number of shares have been restated to reflect the 2.84 shares of OCC common stock received for every share of OCV common stock previously held. Prior to the Merger and Acquisition, OCC had no significant operations. (See
Note 3 for additional discussion of the business combination.)

 2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS -- The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary video system is OCV's patented video selection and distribution system that allows hotel guests to select motion pictures on computer-controlled television sets located in their hotel rooms at any time. The Company also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services under long-term contracts to hotels and businesses. The Company has operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, Australia, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments, with insignificant interest rate risk, acquired with an original maturity of less than three months to be cash equivalents. Cash equivalents consist primarily of certificates of deposit and bank savings accounts.

     VIDEO SYSTEMS, PROPERTY AND EQUIPMENT -- Video systems and property and equipment are stated at cost less accumulated depreciation and amortization. Installed video systems consist of equipment and related costs of installation at hotel locations. Construction in progress consists of purchased and manufactured parts of partially constructed video systems. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives, generally three to twenty years, or lease terms. Video Systems and equipment acquired from the SpectraVision Acquisition are being depreciated over 36 months.

     OTHER ASSETS -- Other assets consist of payments made to customers as inducements for them to enter into contracts with the Company for the installation of pay-per-view video systems. These assets are amortized on a straight-line basis over the term of the contracts, five to seven years. Additionally, other assets at December 31, 1998 and 1997 include an investment of $348,000 in MagiNet Corporation (See Note 10 for additional discussion on MagiNet) and approximately $610,000 and $1,283,000 at December 31, 1998 and 1997, respectively, for technology acquired in the SpectraVision Acquisition (net of amortization recorded on

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

a straight-line basis over three years). The investment in MagiNet was reduced by $917,000 in 1997 from an original cost of $1,265,000 due to a dilution of the Company's ownership in MagiNet. (See Note 10 for additional discussion on MagiNet.)

     GOODWILL -- Goodwill resulted from the SpectraVision Acquisition, as described in Note 3, and represents the excess of the aggregate purchase price over the fair value of net assets acquired. The goodwill is being amortized over 20 years using the straight-line method. Amortization expense was $4,376,000, $4,454,000, and $1,133,000 in 1998, 1997 and 1996, respectively.

     EVALUATION OF LONG-LIVED ASSETS -- The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As of December 31, 1998 and 1997, management believes that there was not any impairment of the Company's long-lived assets or other identifiable intangibles.

     REVENUE RECOGNITION -- The Company installs pay-per-view video systems in hotels, generally under five-to seven-year agreements, whereby it recognizes revenues at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by the Company, which is recognized upon completion of the installation. Revenues from video management services and royalties are recognized when earned and payment is considered probable.

     STOCK-BASED COMPENSATION -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

     NET LOSS PER SHARE -- Basic loss per share excludes dilution and is computed by dividing net loss applicable to nonredeemable common stock by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares equivalent are excluded from the computations in loss periods as their effect would be antidilutive. For the years ended December 31, 1998, 1997 and 1996 approximately 10.1 million, 9.9 million and 9.7 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded in weighted-average number of common shares outstanding for the diluted net loss per share computation as common stock equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of the revolving credit facility approximates its carrying amount based on the current rate offered to the Company for debt of the same remaining maturities.

     FOREIGN CURRENCY TRANSLATION -- For translation of its foreign currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of the international subsidiaries are translated at the rate of exchange in effect at period end. Results of operations are translated at the approximate rate of exchange in effect during the period. Translation adjustments are included within stockholders' equity. Balances of international subsidiaries denominated in currencies other than the functional currency are restated at the rate of exchange at year end and any resulting gains or losses are included in the results of operations.

     USE OF ESTIMATES, CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

estimated useful lives of video systems, property and equipment and intangible assets, including goodwill, reducing construction in progress to its net realizable value and the amounts of certain accrued liabilities.

     The Company participates in the highly competitive in-room entertainment industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: decline in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more major hotel chain customers; ability to obtain additional capital to finance capital expenditures; ability to maintain compliance with Credit Facility covenants; ability to retain senior management and key employees; ability to convert operational computer software to be Year 2000 compliant; and risks of technological developments.

     RECENTLY ISSUED ACCOUNTING STANDARDS -- In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Statements of comprehensive loss have been presented for the years ended December 31, 1998, 1997 and 1996.

     In 1998, the Company early adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In 1998, the Company capitalized $4,100,000 of costs in accordance with this SOP.

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment (see Note 12).

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or total stockholders' equity.

 3. BUSINESS COMBINATION

     As discussed in Note 1, effective October 8, 1996 (the "Closing Date"), the Company acquired all of the outstanding capital stock of SpectraVision, the primary operating subsidiary of Oldco, together with certain other assets of Oldco and its affiliates.

     The stockholders of OCV received 21,762,000 shares of OCC common stock (72.5% of the initial OCC common stock). In consideration for the acquisition of the net assets and properties of SpectraVision by OCC, OCC paid $4 million in cash and issued 8,238,000 shares of OCC common stock to the Oldco bankruptcy estate for distribution to Oldco's creditors. Ascent owned approximately 57% of the outstanding common stock of OCC at December 31, 1998.

     In connection with the Acquisition and Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     The reported results of operations of the Company for the year ended December 31, 1996 includes the operating results of SpectraVision since the date of the Acquisition. Unaudited pro forma results of operations as if the Acquisition had occurred at the beginning of fiscal year 1996 is as follows (in thousands except per share amounts):

                                                                1996
                                                              --------
Total revenues..............................................  $232,817
Net loss....................................................   (25,683)
Basic and diluted net loss per share........................     (0.83)

     The pro forma combination of the companies is for presentation purposes only and is not necessarily indicative of the actual results of operations had the Acquisition occurred on January 1, 1996.

 4. VIDEO SYSTEMS

     Video systems at December 31 consist of the following (in thousands):

                                                         1998         1997
                                                       ---------    ---------
Installed video systems..............................  $ 459,178    $ 383,393
Construction in progress.............................     46,431       51,204
                                                       ---------    ---------
                                                         505,609      434,597
Accumulated depreciation.............................   (237,729)    (164,066)
                                                       ---------    ---------
Video systems, net...................................  $ 267,880    $ 270,531
                                                       =========    =========

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 5. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following (in thousands):

                                                            1998       1997
                                                           -------    -------
Furniture and fixtures...................................  $ 4,377    $ 4,317
Machinery, computer equipment and software...............   15,568      8,891
Buildings and leasehold improvements.....................    1,453      1,008
                                                           -------    -------
                                                            21,398     14,216
Accumulated depreciation and amortization................   (9,569)    (6,366)
                                                           -------    -------
Property and equipment, net..............................  $11,829    $ 7,850
                                                           =======    =======

 6. NOTES PAYABLE

     The Company currently has a $200 million credit facility (the "Credit Facility"). The Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1998, there was $37 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

     Revolving loans extended under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.75% depending on certain operating ratios of the Company. At December 31, 1998, the weighted average interest rate on the Credit Facility was 5.9%. In addition, a fee ranging from 0.1875% to 0.25% per annum is charged on the unused portion of the Credit Facility, depending on certain operating ratios of the Company. The Credit Facility contains customary covenants and agreements, most notably, the inclusion of restrictions on the Company's ability to pay dividends or make other distributions as well as leverage and interest coverage covenants. The Company was in compliance with such covenants at December 31, 1998.

 7. COMMITMENTS

OPERATING LEASES

     The Company leases its principal facilities under a noncancelable operating lease which expires in December 2003. In addition to lease payments, the Company is responsible for taxes, insurance and maintenance of the leased premises. The Company also leases certain other office space and equipment. These operating leases expire at dates ranging from 1999 to 2004.

     Rental payments for the Company's principal facility were approximately $1,553,000, $1,303,000, and $538,000 during the years ended December 31, 1998,
1997 and 1996, respectively. In 1997 and 1996 the owner of this facility was a minority stockholder. Rental expense under all operating leases was approximately $5,100,000, $4,400,000, and $3,892,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Future minimum annual payments under noncancelable operating leases at December 31, 1998 are as follows (in thousands):

1999...............................................  $ 5,884
2000...............................................    2,741
2001...............................................    1,968
2002...............................................    1,783
2003...............................................    1,773
Thereafter.........................................      893
                                                     -------
Total..............................................  $15,042
                                                     =======

     The above amounts include a total of $1,580,000 of payments to be made during 1999 for a lease that was written off during 1997.

PURCHASE COMMITMENTS

     Noncancelable commitments for the purchase of video systems and office equipment amounted to approximately $7,100,000 at December 31, 1998.

 8. STOCKHOLDERS' EQUITY

COMMON STOCK SUBSCRIBED

     As of December 31, 1998 and 1997, there were approximately 1,500 shares and 315,000 shares, respectively, of common stock and related warrants that had not been issued as certain of the former OCV and the SpectraVision estate had not yet exchanged their interest in connection with the Merger and Acquisition. Such shares are considered to be subscribed common stock and have been included in the earnings per share computations.

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

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Under employment agreements with certain officers, 1,426,874 options were granted in 1996 with a three-year vesting period. The shares become exercisable as follows: 25% one year from date of grant, 25% after two years and 50% after three years. During 1998, 1,041,562 of such options were cancelled.

1997 NON-EMPLOYEE DIRECTORS STOCK PLAN

     In May 1997, the Company adopted the Company's 1997 Non-Employee Directors Stock Plan ("Directors Plan"). The Directors Plan authorizes the granting of an award of 400 shares of the Company's common stock and a non-qualified option to purchase 4,000 shares of the Company's common stock (a "Director Option") to each Independent Director on an annual basis. The aggregate number of shares of the Company's Common Stock which may be issued upon exercise of Directors Options granted under the Directors Plan plus the number of shares which may be awarded pursuant to the Directors Plan will not exceed 110,000, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. In 1998, 12,000 options were granted. No options were granted in 1997.

     The following is a summary of changes in shares under all of the Company's Stock Option Plans:

                                                                          OPTIONS OUTSTANDING
                                                                      ----------------------------
                                                         OPTIONS                       WEIGHTED
                                                        AVAILABLE       NUMBER         AVERAGE
                                                        FOR GRANT     OF SHARES     EXERCISE PRICE
                                                        ----------    ----------    --------------
Balances, January 1, 1996 (280,500 exercisable at a
  weighted-average price of $6.72)....................     263,793       453,409        $ 7.31
Additional shares authorized..........................   2,288,478            --
Granted (weighted-average fair value of $7.33)........  (1,781,074)    1,781,074         15.60
Exercised.............................................          --       (52,918)         4.62
                                                        ----------    ----------
Balances, December 31, 1996 (314,345 exercisable at a
  weighted-average price of $7.30)....................     771,197     2,181,565         14.14
Granted (weighted-average fair value of $3.96)........    (324,000)      324,000         11.54
Exercised.............................................          --       (68,506)         5.22
Canceled..............................................      63,250       (63,250)        12.63
                                                        ----------    ----------
Balances, December 31, 1997 (814,178 exercisable at a
  weighted-average fair value of $12.95)..............     510,447     2,373,809         14.09
                                                        ==========    ==========
Granted (weighted-average fair value of $4.62)........    (644,196)      644,196         13.22
Exercised.............................................          --       (41,218)         6.00
Canceled..............................................   1,236,312    (1,236,312)        15.26
                                                        ----------    ----------
Balances, December 31, 1998...........................   1,102,563     1,740,475        $13.13
                                                        ==========    ==========

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                    OPTIONS OUTSTANDING
                                  ------------------------      OPTIONS EXERCISABLE
                                    WEIGHTED                  -----------------------
                                    AVERAGE       WEIGHTED                   WEIGHTED
                                   REMAINING      AVERAGE                    AVERAGE
   RANGE OF          NUMBER       CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES    OUTSTANDING    LIFE (YEARS)     PRICE      EXERCISABLE     PRICE
---------------    -----------    ------------    --------    -----------    --------
 $4.40 - 4.72          28,631         1.6          $ 4.69        28,631       $ 4.69
 $5.92 - 8.80         208,236         3.3          $ 8.24       208,236       $ 8.24
$10.97 - 16.40      1,503,608         8.8          $13.96       460,446       $14.80
                    ---------                                   -------
                    1,740,475         7.9          $13.13       697,313       $12.43
                    =========                                   =======

     As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, as the exercise price of the options is not less than the fair market value of the underlying stock at the date of grant.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value methods as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: expected life of 5.0 years for both 1998 and 1997 grants and 5.2 years for 1996 grants; stock volatility of 25% for 1998 and 1997 grants and 43% for 1996 grants; risk free interest rates of 6%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss applicable to nonredeemable common stock would have been approximately $28,848,000 ($0.96 per basic and diluted share) in 1998, $37,397,000 ($1.24 per basic and diluted share) in 1997 and $16,056,000 ($0.71 per basic and diluted share) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

EMPLOYEE STOCK PURCHASE PLAN

     In August 1997, the Company adopted the Employee Stock Purchase Plan (the "ESP Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESP Plan, Company employees can purchase the Company's common stock at a 10% discount from the market value on the purchase date. As of December 31, 1998, 16,565 shares have been purchased by Company employees.

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 1998 are as follows:

Option Plans.....................................   2,843,038
ESP Plan.........................................     163,435
Warrants.........................................   7,500,000
                                                   ----------
Total............................................  10,506,473
                                                   ==========

 9. INCOME TAXES

     As a result of the exercise of the Hilton Warrants on October 7, 1996 (see
Note 10), Ascent's ownership in the Company fell below 80% and, accordingly, the Company was no longer included in Ascent's consolidated tax group. The Company has prepared its 1996 income tax provision based on inclusion in Ascent's consolidated returns. However, the provision as calculated would approximate the provision if prepared on a separate return basis. The current and deferred tax expense represent the Company's separately computed tax liability.

     The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

                                                              1998     1997    1996
                                                              -----    ----    -----
Current:
  Federal...................................................  $  --    $ --    $(776)
  State.....................................................     --     198      257
  Foreign...................................................   (109)    635      498
                                                              -----    ----    -----
                                                               (109)    833      (21)
Deferred:
  Federal...................................................     --      --      354
  State.....................................................     --      --     (159)
  Foreign...................................................     --     (47)      --
                                                              -----    ----    -----
                                                                 --     (47)     195
                                                              -----    ----    -----
Total.......................................................  $(109)   $786    $ 174
                                                              =====    ====    =====

     The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to loss before income taxes for the years ended December 31 as follows (in thousands):

                                                        1998        1997       1996
                                                       -------    --------    -------
Tax benefit computed at federal statutory rate.......  $(9,126)   $(11,385)   $(5,097)
State tax benefit net of federal benefit.............   (1,080)     (1,246)      (580)
Goodwill.............................................    1,750       1,750         --
Other................................................      440         459         20
Foreign..............................................     (109)        588        498
Valuation allowance..................................    8,016      10,620      5,333
                                                       -------    --------    -------
Provision for income taxes...........................  $  (109)   $    786    $   174
                                                       =======    ========    =======

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Loss before income taxes for the years ended December 31 consists of the following (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
Domestic...........................................  $(23,438)   $(31,800)   $(14,387)
Foreign............................................    (2,637)       (728)       (178)
                                                     --------    --------    --------
               Total...............................  $(26,075)   $(32,528)   $(14,565)
                                                     ========    ========    ========

     Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at December 31 consist of the following (in thousands):

                                                                1998        1997
                                                              --------    --------
Deferred tax assets:
  Tax net operating loss and credit carryforwards...........  $ 40,021    $ 27,246
  Accruals not recognized for tax purposes..................     5,413       7,752
  Depreciation and amortization.............................        --       3,232
  Other.....................................................     2,850       1,269
  Valuation allowance.......................................   (47,401)    (39,385)
                                                              --------    --------
Total deferred tax assets...................................       883         114
Deferred tax liabilities:
  Depreciation and amortization.............................      (817)         --
  Other.....................................................       (66)       (114)
                                                              --------    --------
Total deferred tax liabilities..............................      (883)       (114)
                                                              --------    --------
Net deferred tax liability..................................  $     --    $     --
                                                              ========    ========

     The Company has federal net operating loss carryforwards of approximately $100,000,000, which expire beginning in 2010. However, because of the acquisition of SpectraVision by On Command Corporation, the pre-ownership change net operating loss carryforwards (approximately $43 million) are subject under
Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6 million. In addition, the Company has state net operating loss carryforwards of approximately $66,000,000 which expire beginning in 2000. Certain of the state net operating loss carryforwards (approximately $7 million) are subject to the annual limitation under Section 382. Alternative minimum tax credit carryforwards of approximately $1,595,000 and $251,000 are available to offset future regular federal and state tax liabilities, respectively. Research and development tax credit carryforwards of approximately $32,000 and $382,000 are available to offset future federal and state tax liabilities, respectively.

10. RELATED PARTY TRANSACTIONS

ASCENT ENTERTAINMENT GROUP, INC.

     During 1995, the Company entered into a Contribution Agreement with Ascent, whereby the Company acquired various assets and liabilities (primarily installed video systems and related construction in progress, accounts receivable, deferred income taxes and other assets) from Ascent in exchange for shares of common stock of the Company. During 1996, in connection with the aforementioned Contribution Agreement, Ascent contributed additional assets and liabilities with a net book value of $1,385,000 to the Company. Both of these transfers of net assets and shares between companies under common control have been accounted for at historical cost.

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     During 1996, the Company and Ascent entered into a Corporate Agreement, as amended, pursuant to which the Company has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the Company's Credit Facility (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $182 million through December 31, 1999; provided, however, that such indebtedness may only be incurred in compliance with the financial covenants contained in the Credit Facility, with any amendments to such covenants subject to the written consent of Ascent.

     Effective October 8, 1996, the Company entered into an "Intercompany Management Services Agreement" with Ascent under which Ascent will provide certain management services to OCC through December 31, 1999. Services to be provided include insurance administration, coordination and advisory services regarding corporate financing, employee benefits administration, public relations, and various other general corporate functions. Fees for management services are $100,000 per month. The Company paid a total of $100,000 in management service fees to Ascent in 1996. In 1997 and 1998, Ascent waived the management service fees due under the Agreement. The Company had approximately $138,000 and $104,000 in payables to Ascent at December 31, 1998 and 1997, respectively.

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

MAGINET CORPORATION

     The Company also earned video system sales of approximately $83,000, $751,000, and $4,420,000 in 1998, 1997 and 1996, respectively, and room revenues of approximately $0, $150,000, and $524,000 in 1998, 1997 and 1996,
respectively, from MagiNet Corporation which is a related party by virtue of the Company's preferred stock investment in this company. Accounts receivable from MagiNet at December 31, 1998 and 1997 was approximately $40,000 and $150,000, respectively. (See Note 2 for additional discussion).

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

     Marriott Corporation and its affiliates accounted for 24%, 21%, and 25% of revenues in 1998, 1997 and 1996, respectively, while Holiday Inn Corporation accounted for 11%, 11% and 14% of revenues in 1998, 1997 and 1996, respectively. The Company earned revenues of approximately $22,955,000, $22,000,000, and $18,900,000, which accounted for 10%, 10% and 13%, of total revenues in 1998, 1997 and 1996, respectively, from Hilton and its affiliates. Accounts receivable from Hilton and its affiliates at December 31, 1998 and 1997 was approximately $1,400,000 and $753,000, respectively.

                             ON COMMAND CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

12. GEOGRAPHIC OPERATING INFORMATION

     The following represents total revenues for the years ended December 31, 1998, 1997 and 1996 and long-lived assets as of December 31, 1998 and 1997 by geographic territory (in thousands):

                                                     1998                    1997               1996
                                             ---------------------   ---------------------   -----------
                                                            LONG-                   LONG-
                                                TOTAL       LIVED       TOTAL       LIVED       TOTAL
                                             REVENUES(*)   ASSETS    REVENUES(*)   ASSETS    REVENUES(*)
                                             -----------   -------   -----------   -------   -----------
United States..............................    215,054     331,819     197,086     352,204     142,874
Canada.....................................     12,690      16,716      13,251       6,708       2,186
All other foreign..........................     11,076      12,398      11,766       7,403       2,409
                                               -------     -------     -------     -------     -------
               Total.......................    238,820     360,933     222,103     366,315     147,469
                                               =======     =======     =======     =======     =======

---------------
* Net revenues are attributed to countries based on invoicing location of customer.

13. EMPLOYEE BENEFIT PLAN

     Qualified employees are eligible to participate in the Company's 401(k) tax-deferred savings plan. Participants may contribute up to 20% of their eligible earnings (to a maximum of approximately $10,000 per year) to this plan, for which the Company, at the discretion of the Board or Directors, may make matching contributions. Matching contributions made by the Company were approximately $773,000, $711,000, and $1,014,000 in 1998, 1997 and 1996,
respectively.

14. LEGAL MATTERS

     On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments net of legal fees and expenses in an aggregate amount of approximately $10.8 million, although no assurance can be given. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3.95 million (net of expenses) in each of July 1999 and July 2000. OCC will be recognizing the additional royalty revenue as the cash payments are received.

     In September 1998, OCV filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet.

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

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                     DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                     -------    --------    -------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998:
Revenues...........................................  $59,082    $62,975     $60,895    $ 55,868
Direct costs of revenue............................   26,424     26,696      26,862      23,920
Operating expenses.................................   37,278     37,555      38,705      37,530
Loss from operations...............................   (4,620)    (1,276)     (4,672)     (5,582)
Net loss...........................................   (7,076)    (3,974)     (7,078)     (7,838)
Basic and diluted loss per share...................  $ (0.23)   $ (0.13)    $ (0.23)   $  (0.26)
1997:
Revenues...........................................  $56,667    $56,985     $56,387    $ 52,064
Direct costs of revenue............................   25,775     25,734      26,338      25,496
Operating expenses.................................   37,102     34,821      33,576      36,667
Loss from operations...............................   (6,210)    (3,570)     (3,527)    (10,099)
Net loss...........................................   (9,473)    (6,068)     (5,817)    (11,956)
Basic and diluted loss per share...................  $ (0.31)   $ (0.20)    $ (0.19)   $  (0.40)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the On Command Corporation 1999 Annual Meeting of Stockholders -- Notice and Proxy Statement -- (the "Proxy Statement") (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1998) which meeting involves election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of On Command Corporation are included in Item 8:

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 1998 and 1997

        Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

        Notes to the Consolidated Financial Statements

        Quarterly Results of Operations for the years ended December 31, 1998 and 1997

(A)(2) FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of On Command Corporation is included:

        Schedule II -- Valuation Accounts

        Information required by the other schedules has been presented in the Notes to the Consolidated Financial Statement or such schedule is not applicable and, therefore, has been omitted.

(A)(3) EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
         3.1  Certificate of Amended and Restated Certificate of
              Incorporation of On Command Corporation, which is
              incorporated by reference to Exhibit 3.1 of Form S-4.
         3.3  Bylaws of On Command Corporation, which is incorporated by reference to Exhibit 3.3 of Form S-4.
         3.4  Amendment to Bylaws dated as of November 23, 1998.
         4.1  Registration Rights Agreement by and among On Command
              Corporation and the other parties named therein, which is
              incorporated by reference to Exhibit 4.1 of Form S-4.
         4.2  Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by
              reference to Exhibit 4.2 of Form S-4.
        10.1  Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel
              Services, Inc. and On Command Video Corporation
              (confidential treatment granted), which is incorporated by reference to Form S-4, (Incorporated by reference to Exhibit
              10.6 of the Registration statement on Form S-1 (File No.
              33-98502) of Ascent Entertainment Group, Inc.).
        10.2  Hilton Hotels Corporation -- On Command Video Agreement,
              dated April 27, 1993, by and between Hilton Hotels
              Corporation and On Command Video Corporation, which is
              incorporated by reference to Exhibit 10.4 of Form S-4
              (confidential treatment granted).

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
        10.3* Amended and Restated Employment Agreement between On Command
              Corporation and Robert Kavner, dated as of December, 1998.
        10.4* Amendment to Employment Agreement between On Command
              Corporation and Brian Steel, dated as of December 31, 1998.
        10.5* Employment and Consulting Agreement, dated November 20,
              1991, between Robert Snyder and On Command Video Corporation which is incorporated by reference to Exhibit 10.9 of Form
              S-4.
        10.6  Standard Lease, dated June, 1996, between Berg & Berg
              Developers, and On Command Video Corporation (Incorporated
              by reference to Exhibit 10.10 of the Annual Report on Form
              10-K for the year ended December 31, 1996 ("OCC 1996 Form
              10-K")).
        10.7  Corporate Agreement dated as of October 8, 1996, between On
              Command Corporation and Ascent Entertainment Group, Inc.
              (Incorporated by reference to Exhibit 10.22 of the Annual
              Report on Form 10-K for the year ended December 31, 1996 at
              Ascent Entertainment Group, Inc. (Commission File No.
              0-27192)).
        10.8* 1996 Key Employee Stock Plan (Incorporated by reference to
              Exhibit 10.13 of the OCC 1996 Form 10-K).
        10.9* 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of Form S-8 filed August 8, 1997).
        10.10* 1997 Non-Employee Directors Stock Plan (Incorporated by
              reference to Exhibit 4(d) of Form S-8 filed August 8, 1997).
        10.11 First Amended and Restated Credit Agreement dated as of
              November 24, 1997, between On Command Corporation and the
              Lenders Named Therein and NationsBank of Texas, N.A.
        10.12 Change of Control Severance Plan for Executive Officers.
        21.1  Subsidiaries of On Command Corporation.
        23.1  Independent Auditors' Consent.

---------------
* Indicates compensatory plan or arrangement.

(B) REPORTS

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY SAN JOSE, STATE OF CALIFORNIA ON MARCH 27, 1999.

                                          ON COMMAND CORPORATION

                                          By:     /s/ BRIAN A.C. STEEL
                                            ------------------------------------
                                                      Brian A.C. Steel
                                                         President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----              --------------

                 /s/ BRIAN A. C. STEEL                     President, Chief Operating    March 27,1999
--------------------------------------------------------      Officer, and Director
                   Brian A. C. Steel                      (Principal Executive Officer
                                                             and Financial Officer)

                   /s/ PAUL J. MILLEY                        Senior Vice President,      March 27, 1999
--------------------------------------------------------  Finance (Principal Accounting
                     Paul J. Milley                                 Officer)

                /s/ JAMES A. CRONIN, III                            Director             March 27, 1999
--------------------------------------------------------
                  James A. Cronin, III

                   /s/ CHARLES LYONS                          Chairman of the Board      March 27, 1999
--------------------------------------------------------
                     Charles Lyons

                   /s/ GARY L. WILSON                               Director             March 27, 1999
--------------------------------------------------------
                     Gary L. Wilson

                /s/ RICHARD D. GOLDSTEIN                            Director             March 27, 1999
--------------------------------------------------------
                  Richard D. Goldstein

                   /s/ J. DAVID WARGO                               Director             March 27, 1999
--------------------------------------------------------
                     J. David Wargo

                   /s/ J.C. SPARKMAN                                Director             March 27, 1999
--------------------------------------------------------
                     J.C. Sparkman

                                                                     SCHEDULE II

                             ON COMMAND CORPORATION

                               VALUATION ACCOUNTS

                                               COL. B         COL. C                            COL. D        COL. E
                  COL. A                    ------------   -------------                      ----------   -------------
                  ------                     BALANCE AT      ADDITIONS
                                            BEGINNING OF   ACQUIRED WITH   CHARGED TO COSTS                 BALANCE AT
               DESCRIPTION                     PERIOD      SPECTRAVISION     OR EXPENSES      DEDUCTIONS   END OF PERIOD
               -----------                  ------------   -------------   ----------------   ----------   -------------
From January 1, 1998 to December 31, 1998
  Deferred tax asset valuation
     allowance............................  $39,385,000             --         8,016,000             --     $47,401,000
  Bad debt allowance......................    1,630,000             --           982,000      1,128,000       1,484,000
From January 1, 1997 to December 31, 1997
  Deferred tax asset valuation
     allowance............................  $28,765,000             --        10,620,000             --     $39,385,000
  Bad debt allowance......................      629,000             --         1,001,000             --       1,630,000
From January 1, 1996 to December 31, 1996
  Deferred tax asset valuation
     allowance............................           --     23,407,000         6,502,000      1,144,000     $28,765,000
  Bad debt allowance......................  $   100,000      1,000,000           450,000         21,000         629,000

OFFICERS
Brian A.C. Steel
President, Chief Operating Officer
and Director

Richard C. Fenwick, Jr.
Senior Vice President, Engineering

Ronald D. Lessack
Senior Vice President, Operations

Paul J. Milley
Senior Vice President, Finance

Arthur M. Aaron
Acting General Counsel and Secretary

Jean A. deVera
Senior Vice President, Account Management

DIRECTORS
Charles Lyons, Chairman
Chairman, President and Chief Executive Officer, Ascent Entertainment Group,
Inc.

Brian A.C. Steel
President, Chief Operating Officer
and Director

James A. Cronin, III
Executive Vice President, Chief Financial Officer and Chief Operating Officer Ascent Entertainment Group, Inc.

Gary L. Wilson
Chairman, Northwest Airlines, Inc.

Richard D. Goldstein
Senior Managing Director, Alpine Capital Group
Director, US Franchise Systems, Inc;
Roberts Radio LLC; and The Berkshire Bank

J. David Wargo
President, Wargo & Company, Inc.
Director, TV Guide, Inc.

J.C. Sparkman
Director, TCI; Shaw Communications;
and Universal Electronics, Inc.
COMMON STOCK
The Company's common stock commenced trading on October 8, 1996, and is listed on the NASDAQ National Market under the symbol ONCO.

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

AUDITORS
Deloitte & Touche LLP
60 S. Market Street, Suite 800
San Jose, California 95113

TRANSFER AGENT
Bank of New York
101 Barclay Street (22W)
New York, New York 10286
Website Address: http://stock.bankofny.com

SHAREHOLDER SERVICES AGENT
If you have questions concerning your ownership or records, please write to:
  On Command Corporation
  c/o The Bank of New York
  Shareholder Relations Department - 11E
  PO Box 11258
  Church Street Station
  New York, New York 10286
  E-Mail Address:
     Shareowner-svcs@Email.bony.com

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     3.1      Certificate of Amended and Restated Certificate of
              Incorporation of On Command Corporation, which is
              incorporated by reference to Exhibit 3.1 of Form S-4.
     3.3      Bylaws of On Command Corporation, which is incorporated by reference to Exhibit 3.3 of Form S-4.
     3.4      Amendment to Bylaws dated as of November 23, 1998.
     4.1      Registration Rights Agreement by and among On Command
              Corporation and the other parties named therein, which is
              incorporated by reference to Exhibit 4.1 of Form S-4.
     4.2      Warrant Agreement by and among On Command Corporation and
              the other parties named therein, which is incorporated by
              reference to Exhibit 4.2 of Form S-4.
    10.1      Master Services Agreement, dated as of August 3, 1993, by
              and between Marriott International, Inc., Marriott Hotel
              Services, Inc. and On Command Video Corporation
              (confidential treatment granted), which is incorporated by reference to Form S-4, (Incorporated by reference to Exhibit
              10.6 of the Registration statement on Form S-1 (File No.
              33-98502) of Ascent Entertainment Group, Inc.).
    10.2      Hilton Hotels Corporation-On Command Video Agreement, dated
              April 27, 1993, by and between Hilton Hotels Corporation and
              On Command Video Corporation, which is incorporated by
              reference to Exhibit 10.4 of Form S-4 (confidential
              treatment granted).
    10.3*     Amended and Restated Employment Agreement between On Command
              Corporation and Robert Kavner, dated as of December, 1998.
    10.4*     Amendment to Employment Agreement between On Command
              Corporation and Brian Steel, dated as of December 31, 1998.
    10.5*     Employment and Consulting Agreement, dated November 20,
              1991, between Robert Snyder and On Command Video Corporation which is incorporated by reference to Exhibit 10.9 of Form
              S-4.
    10.6      Standard Lease, dated June, 1996, between Berg & Berg
              Developers, and On Command Video Corporation (Incorporated
              by reference to Exhibit 10.10 of the Annual Report on Form
              10-K for the year ended December 31, 1996 ("OCC 1996 Form
              10-K")).
    10.7      Corporate Agreement dated as of October 8, 1996, between On
              Command Corporation and Ascent Entertainment Group, Inc.
              (Incorporated by reference to Exhibit 10.22 of the Annual
              Report on Form 10-K for the year ended December 31, 1996 at
              Ascent Entertainment Group, Inc. (Commission File No.
              0-27192)).
    10.8*     1996 Key Employee Stock Plan (Incorporated by reference to
              Exhibit 10.13 of the OCC 1996 Form 10-K).
    10.9*     1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of Form S-8 filed August 8, 1997).
    10.10*    1997 Non-Employee Directors Stock Plan (Incorporated by
              reference to Exhibit 4(d) of Form S-8 filed August 8, 1997).
    10.11     First Amended and Restated Credit Agreement dated as of
              November 24, 1997, between On Command Corporation and the
              Lenders Named Therein and NationsBank of Texas, N.A.
    10.12     Change of Control Severance Plan for Executive Officers.
    21.1      Subsidiaries of On Command Corporation.
    23.1      Independent Auditors' Consent.

---------------

* Indicates compensatory plan or arrangement.