Form 10-Q
period 1999-03-31
ON COMMAND CORP
filed 1999-05-17
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
        Commission File Number 00-21315


                             ON COMMAND CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                                        77-04535194
-----------------------------------------                    -------------------
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

        The number of shares outstanding of the Registrant's Common Stock as of March 31, 1999 was 30,176,454 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I.      FINANCIAL INFORMATION

      Item 1- Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31,1999 and December 31,1998.              3

            Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 1999 and 1998.                                                               4

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            March 31,1999 and 1998.                                                                      5

            Notes to Condensed Consolidated Financial Statements.                                       6-7

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.   8-13

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.                               13

PART II.      OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                          14

SIGNATURES                                                                                              15

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                   MARCH 31,        DECEMBER 31,
                                                                                      1999              1998
                                                                                   ---------         ---------
                                                                                ( Unaudited )
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                                        $   7,088         $   7,235
  Accounts receivable, net                                                            34,152            32,167
  Other current assets                                                                 1,066             2,633
                                                                                   ---------         ---------
     Total current assets                                                             42,306            42,035

Video systems, net                                                                   266,368           267,880
Property and equipment, net                                                           12,728            11,829
Goodwill, net                                                                         76,580            77,674
Other assets, net                                                                      3,162             3,550
                                                                                   ---------         ---------
                                                                                   $ 401,144         $ 402,968
                                                                                   =========         =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $  21,835         $  23,443
  Accrued compensation                                                                 4,520             5,916
  Other accrued liabilities                                                           11,946            11,977
  Taxes payable                                                                        7,309             7,632
                                                                                   ---------         ---------
    Total current liabilities                                                         45,610            48,968

Other accrued liabilities                                                                791               995
Revolving credit facility                                                            171,000           163,000
                                                                                   ---------         ---------
    Total liabilities                                                                217,401           212,963
                                                                                   ---------         ---------

Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 1999 and 1998 shares issued and outstanding, 30,176 in 1999 and 30,171 in 1998;
     shares subscribed - 0 in 1999 and 2 in 1998                                         302               302
  Additional paid-in capital                                                         249,849           249,809
  Common stock warrants                                                               31,450            31,450
  Cumulative translation adjustments                                                  (1,979)           (2,539)
  Accumulated deficit                                                                (95,879)          (89,017)
                                                                                   ---------         ---------
     Total stockholders' equity                                                      183,743           190,005
                                                                                   ---------         ---------
                                                                                   $ 401,144         $ 402,968
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
Revenues:
  Room revenues                                                $ 58,522         $ 54,246
  Video system sales / other                                      2,711            1,622
                                                               --------         --------
    Total revenues                                               61,233           55,868
                                                               --------         --------

Direct costs:
  Room revenues                                                  25,401           23,122
  Video system sales / other                                      2,059              798
                                                               --------         --------
    Total direct costs                                           27,460           23,920
                                                               --------         --------


Direct income                                                    33,773           31,948

Operating expenses:
  Operations                                                      7,418            8,421
  Research and development                                        2,062            1,688
  Selling, general and administrative                             6,075            5,965
  Depreciation and amortization                                  22,775           21,456
                                                               --------         --------
    Total operating expenses                                     38,330           37,530
                                                               --------         --------

Operating loss                                                   (4,557)          (5,582)

Interest/other expense, net                                      (2,282)          (2,282)
                                                               --------         --------

Loss before income taxes                                         (6,839)          (7,864)

Income tax expense (benefit)                                         23              (26)
                                                               --------         --------
Net loss                                                       $ (6,862)        $ (7,838)
                                                               ========         ========

Basic and diluted net loss per share                           $  (0.23)        $  (0.26)
                                                               ========         ========

Shares used in basic and diluted per share computations          30,174           30,118
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           1999             1998
                                                                         --------         --------
      Cash flows from operating activities:
        Net loss                                                         $ (6,862)        $ (7,838)
        Adjustments to reconcile net loss to net cash provided by
          operating activities:
            Depreciation and amortization                                  22,775           21,456
            Loss on disposal of fixed assets                                    2               77
            Changes in assets and liabilities:
                Accounts receivable, net                                   (1,911)          (4,164)
                Other assets                                                1,036              (13)
                Accounts payable                                           (1,602)           3,608
                Accrued compensation                                       (1,394)          (1,359)
                Taxes payable                                                 262             (993)
                Other accrued liabilities                                    (314)             134
                                                                         --------         --------
                 Net cash provided by operating activities                 11,992           10,908

      Cash flows from investing activities:
            Capital expenditures                                          (20,209)         (23,202)
                                                                         --------         --------
                  Net cash used in investing activities                   (20,209)         (23,202)
                                                                         --------         --------

      Cash flows from financing activities:
            Proceeds from revolving credit facility                         8,000           12,000
            Proceeds from issuance of common stock                             40               21
                                                                         --------         --------
                  Net cash provided by financing activities                 8,040           12,021
                                                                         --------         --------

      Effect of exchange rate changes on cash                                  30               49
                                                                         --------         --------

      Net decrease in cash and cash equivalents                              (147)            (224)

      Cash and cash equivalents, beginning of period                        7,235            6,287
                                                                         --------         --------

      Cash and cash equivalents, end of period                           $  7,088         $  6,063
                                                                         ========         ========

      Supplemental information:
            Cash paid for interest                                       $  2,482         $  2,210
                                                                         ========         ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

                The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.      NET LOSS PER SHARE

                Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants and at March 31, 1999 and 1998 approximately 9.3 million and 10.1 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.      COMPREHENSIVE LOSS

                Total comprehensive loss of $6.3 million for the three months ended March 31, 1999 is comprised of $6.9 million net loss less $0.6 million net change in the cumulative translation account. At March 31, 1998, total net comprehensive loss of $7.3 million is comprised of $7.8 million net loss less $0.5 million net change in the cumulative translation account.

4.      DEBT

                On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended. The Credit Facility matures in November 2002 and , subject to certain conditions, can be renewed for two additional years. At March 31, 1999, there was $29 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

5.      LITIGATION

                In September 1998, OCV filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet, which OCC believes were due and payable under the License Agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

        OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 movies on the television sets located in their rooms. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past six years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 934,000 rooms at March 31, 1999. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies and individually owned and franchised hotel properties.

        At March 31, 1999, approximately 87% of OCC's 934,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 90% had on-demand capability.

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

        Under OCC's standard arrangements with hotels, OCC installs its system into the hotel and retains ownership of all its equipment used in providing the service. Depending on the size of the hotel property and the configuration of the system installed, and if televisions are provided by the Company to the hotel property, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $375 to $750 per room. If the Company does not provide televisions to the hotel property, the average costs are $375 to $450 per room. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that can vary depending on the system, the hotel, and amount of revenue generated.

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

                             ANALYSIS OF OPERATIONS

ROOM AND INVESTMENT ACTIVITY

        At March 31, 1999, the Company's installed room base was approximately 934,000, as compared to approximately 902,000 at the end of the first quarter of 1998. In the first quarter of 1999, the Company installed its on-demand system in approximately 20,500 rooms, of which approximately 13,800 were new hotel installations, and approximately 6,700 were conversions of SpectraVision properties. Capital expenditures totaled $20.2 million during the first three months of 1999 primarily in support of the new hotel installations, SpectraVision conversions, increased inventory, and internal fixed asset purchases. Following is selected financial information for the three months ended March 31, 1999 compared to the same period for 1998.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)


                                                                  THREE MONTHS ENDED
                                         -------------------------------------------------------------------
                                                                 % OF                                  % OF
                                         MARCH 31,               TOTAL        MARCH 31,               TOTAL
                                           1999                 REVENUE         1998                 REVENUE
                                         --------               -------       --------               -------
Revenues:
    Room Revenues                        $ 58,522                 95.6%       $ 54,246                 97.1%
    Video Systems/Other                     2,711                  4.4%          1,622                  2.9%
                                         --------                -----        --------                -----
Total Revenues                             61,233                100.0%         55,868                100.0%

Direct Costs:
    Room Revenues                          25,401                 41.5%         23,122                 41.4%
    Video Systems/Other                     2,059                  3.4%            798                  1.4%
                                         --------                -----        --------                -----
Total Direct Costs                         27,460                 44.8%         23,920                 42.8%
                                         --------                -----        --------                -----
Direct Profit                              33,773                 55.2%         31,948                 57.2%

Operations                                  7,418                 12.1%          8,421                 15.1%
Research & Development                      2,062                  3.4%          1,688                  3.0%
Selling, General & Administrative           6,075                  9.9%          5,965                 10.7%
                                         --------                -----        --------                -----
                                           15,555                 25.4%         16,074                 28.8%
                                         --------                -----        --------                -----
EBITDA(1)                                  18,218                 29.8%         15,874                 28.4%

Depreciation & Amortization                22,775                 37.2%         21,456                 38.4%
Interest/other exp, net                     2,282                  3.7%          2,282                  4.1%
Taxes                                          23                  0.0%            (26)                 0.0%
                                         --------                -----        --------                -----
                                           25,080                 41.0%         23,712                 42.4%
                                         --------                -----        --------                -----
Net Loss                                 $ (6,862)               (11.2%)      $ (7,838)               (14.0%)
                                         ========                =====        ========                =====

CAPITAL EXPENDITURES                     $ 20,209                             $ 23,202



                                           AS OF                 % OF          AS OF                  % OF
                                         MARCH 31,               TOTAL        MARCH 31,               TOTAL
                                           1999                  ROOMS          1998                  ROOMS
                                         --------               -------       --------               -------
TOTAL HOTELS                                3,249                                3,096
TOTAL ROOMS                               934,000                              902,000

ROOM COMPOSITION:
Geographic
    Domestic                              814,000                 87.2%        781,000                 86.6%
    International                         120,000                 12.8%        121,000                 13.4%

System Type
    Scheduled Only                         92,000                  9.9%        125,000                 13.9%
    On-Demand                             842,000                 90.1%        777,000                 86.1%

----------

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,1998

        Total revenues for the first quarter of 1999 increased $5.4 million or 9.6% to $61.2 million, as compared to $55.9 million for the comparable period of 1998. Room revenues increased $4.3 million or 7.9% in the first quarter of 1999 to $58.5 million, as compared to $54.2 million in the first quarter of 1998. The increase was primarily due to higher total rooms being served during the period, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in the first quarter of 1999, as compared to the same period of 1998. Movie buy rates in the first quarter of 1999 were generally consistent with the first quarter of 1998. Video system sales and other revenues increased $1.1 million or 67.1% to $2.7 million in the first quarter of 1999, as compared to $1.6 million in the first quarter of 1998. The increase was primarily due to increased ordering of video systems by a licensee.

        Total direct costs of revenues for the first quarter of 1999 increased $3.5 million or 14.8% to $27.5 million, as compared to $23.9 million for the first quarter of 1998. Direct costs associated with room revenue in the first quarter of 1999 increased $2.3 million or 9.9% to $25.4 million, as compared to $23.1 million for the same period of 1998, and as a percentage of room revenue increased to 43.4% for the quarter ended March 31, 1999 from 42.6% for the quarter ended March 31, 1998. The increase is primarily due to an increase in hotel commissions and free-to-guest expenses in relation to the increase in room revenue. Direct costs from video system sales and other revenues increased $1.3 million or 158.0% to $2.1 million in the first quarter of 1999, as compared to $0.8 million in the same period of 1998, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 75.9% for the first quarter of 1999 from 49.2% for the same period of 1998. The increase is primarily due to lower margins on projects where the Company will contract with the hotel to provide wiring services prior to the movie system installation.

        Operations expenses, which consists primarily of technical field support for the hotels, for the first quarter of 1999 decreased $1.0 million or 11.9% to $7.4 million, as compared to $8.4 million in the first quarter of 1998, and as a percentage of room revenue decreased to 12.7% from 15.5% for the same period of 1998. The decrease is primarily due to the shut-down of the Company's Richardson facility in the first quarter of 1998 and higher than normal spare part expenses in the field in that period.

        Research and development expenses for the first quarter of 1999 increased $0.4 million or 22.2% to $2.1 million from $1.7 million for the first quarter of 1998. The increase is primarily due to the continued development of the Company's digital server technology and other new product offerings such as high speed laptop connectivity.

        Selling, general and administrative expenses for the first quarter of 1999 increased $0.1 million or 1.8% to $6.1 million, as compared to $6.0 million in the first quarter of 1998. The increase is principally due to higher expenses in the areas of product management and marketing in order to support new products and initiatives, largely offset by lower Information Technology expenses due to internal project capitalization, lower corporate overhead, and lower legal expenses.

        Depreciation and amortization expenses for the first quarter of 1999 increased $1.3 million or 6.1% to $22.8 million, as compared to $21.5 million for the first quarter of 1998, and as a percentage of total revenue decreased to 37.2% for the quarter ended March 31, 1999 from 38.4% for the quarter ended March 31, 1998. These expenses consist primarily of depreciation associated with video systems that generate movie revenue. The increase is mainly due to capital investments associated with the growing room base.

        Interest / other expense, net for the first quarter of 1999 remained flat as compared to the first quarter of 1998.

        Provision for income taxes for the first quarter of 1999 represents tax on income in certain domestic jurisdictions.

        EBITDA for the first quarter of 1999 increased $2.3 million or 14.8% to $18.2 million as compared to $15.9 million in the first quarter of 1998. EBITDA as a percentage of total revenue increased to 29.8% in the first quarter of 1999 from 28.4% in the same period of 1998. The improved EBITDA percentage is primarily attributable to the decrease in operations expenses in the first quarter of 1999 as compared to the same period of 1998.

        Net loss decreased to $6.9 million for the first quarter of 1999 from $7.8 million for the first quarter of 1998 due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of cash during the three months ended March 31, 1999 were cash from operations of $12.0 million, and borrowings of $8.0 million from the Company's Credit Facility (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $20.2 million for the first three months of the year, primarily for the conversion of SpectraVision systems, the installation of new hotels with OCV's on-demand system, increased inventory, and internal fixed asset purchases.

        The amount of the Company's Credit Facility is $200 million. At March 31, 1999, the Company had $171.0 million outstanding under its Credit Facility and had access to an additional $29.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems through at least the remainder of 1999. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $60 to $70 million during the remainder of 1999.

RESTRICTIONS ON DEBT FINANCINGS

        Pursuant to the Corporate Agreement entered into between Ascent and OCC, the Company has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility and indebtedness incurred in the ordinary course of operations, as limited by Ascent. Ascent's limitation on such OCC indebtedness currently stands at $182 million through December 31, 1999.

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

        The Company is actively engaged in but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. Based on the current review and remediation, the Company has determined that it will be required to modify or replace some of its internally developed IT software products. The Company utilizes embedded technology in all of its hotel system design. The Company's engineering department has completed the majority of its evaluation process and is currently developing solutions to the Year 2000 issues affecting the hotel systems. In addition, the Company has also determined that it will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications, the Year 2000 issue will not pose significant operational problems for the Company or its customers.

        The Company is currently on schedule to complete all Year 2000 issues by September 1999. However, if such modifications and replacements are not made, or not completed timely, the Year 2000 issue could have a material impact on the Company and its customers.

        The cost to the Company for addressing its Year 2000 issues is estimated to be less than $1 million with less than $100,000 incurred through December 31, 1998 and less than $50,000 incurred in the first quarter of 1999. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions including third parties' Year 2000 readiness and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly, the Company's interest expense and cash flow. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At March 31, 1999, the Company had $171.0 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 5.9%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates at March 31, 1999 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $1.3 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     From time to time the Company has been, or may become, involved in legal proceedings incidental to the conduct of its business. While the outcome of such proceedings cannot be predicted with certainty, the Company does not believe any such proceedings presently pending will have a material adverse effect on the Company's financial position or its result of operations. (See note 5).

ITEM 2. CHANGES IN SECURITIES:

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. An annual meeting of stockholders of On Command Corporation was held on May 13, 1999 for the following purposes:

          1.   Election of all directors.

          2.   Amendment of the 1997 Non-employees Director Stock Plan.

          3. Action on such other matters as may properly come before the meeting.

     b.   The directors who were elected at the meeting are as follows:

              Charles Lyons
              James A. Cronin, III
              Richard D. Goldstein
              J.C. Sparkman
              Brian A.C. Steel
              J. David Wargo
              Gary L. Wilson

     c. In connection with matters voted on at the annual meeting, the following results were obtained:

          1.   Election of Directors

                                             FOR         AGAINST    WITHHELD  ABSTENTIONS
                                             ---         -------    --------  -----------
               Charles Lyons              26,159,733          --       690          --
               James A. Cronin, III       26,159,619          --       804          --
               Richard D. Goldstein       26,159,592          --       831          --
               J.C. Sparkman              26,159,619          --       804          --
               Brian A.C. Steel           26,159,933          --       490          --
               J. David Wargo             26,159,733          --       690          --
               Gary L. Wilson             26,159,933          --       490          --

          2.   The 1997 Non-employees Director Stock Plan

                                             FOR         AGAINST    WITHHELD  ABSTENTIONS
                                             ---         -------    --------  -----------
                                          26,120,383      37,340        --       2,700


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     None

EXHIBIT NO.                   DESCRIPTION
   27.0                       Financial Data Schedule
---------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on May 14, 1999.


                                        On Command Corporation


                                        /s/ Paul J. Milley
                                        ----------------------------------------
                                        Paul J. Milley
                                        Senior Vice President, Finance
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------
27.0             Financial Data Schedule