Form 10-Q
period 1999-06-30
ON COMMAND CORP
filed 1999-08-13
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
             Commission File Number   00-21315


                             ON COMMAND CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                   77-04535194
    -------------------------------                   --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


          6331 SAN IGNACIO AVE, SAN JOSE, CALIFORNIA         95119
     ---------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


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

        The number of shares outstanding of the Registrant's Common Stock as of June 30, 1999 was 30,211,776 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                                     Page No.
                                                                                                     --------

PART I.      FINANCIAL INFORMATION

      Item 1- Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30,1999 and December 31,1998.               3

            Condensed Consolidated Statements of Operations for the Three Months and Six Months
            Ended June 30, 1999 and 1998.                                                                4

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            June 30,1999 and 1998.                                                                       5

            Notes to Condensed Consolidated Financial Statements.                                       6-7

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.   8-14


PART II.      OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                          15


SIGNATURES                                                                                              16

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                  June 30,         December 31,
                                                                                    1999               1998
                                                                                 -----------       -----------
                                                                                 (Unaudited)
                                          ASSETS

Current assets:
  Cash and cash equivalents                                                       $   6,571        $   7,235
  Accounts receivable, net                                                           35,675           32,167
  Other current assets                                                                1,202            2,633
                                                                                  ---------        ---------
     Total current assets                                                            43,448           42,035

Video systems, net                                                                  265,536          267,880
Property and equipment, net                                                          12,860           11,829
Goodwill, net                                                                        75,485           77,674
Other assets, net                                                                     2,772            3,550
                                                                                  ---------        ---------
                                                                                  $ 400,101        $ 402,968
                                                                                  =========        =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  26,940        $  23,443
  Accrued compensation                                                                5,203            5,916
  Other accrued liabilities                                                          10,255           11,977
  Taxes payable                                                                       7,475            7,632
                                                                                  ---------        ---------
    Total current liabilities                                                        49,873           48,968

Other accrued liabilities                                                               415              995
Revolving credit facility                                                           173,000          163,000
                                                                                  ---------        ---------
    Total liabilities                                                               223,288          212,963
                                                                                  ---------        ---------


Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 1999 and 1998 shares issued and outstanding, 30,212 in 1999 and 30,160 in 1998;
     shares subscribed - 0 in 1999 and 2 in 1998                                        302              302
  Additional paid-in capital                                                        250,773          249,809
  Common stock warrants                                                              31,450           31,450
  Cumulative translation adjustments                                                 (1,373)          (2,539)
  Accumulated deficit                                                              (104,339)         (89,017)
                                                                                  ---------        ---------
     Total stockholders' equity                                                     176,813          190,005
                                                                                  ---------        ---------
                                                                                  $ 400,101        $ 402,968
                                                                                  =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                               ------------------------      ------------------------
                                                                 1999           1998           1999           1998
                                                               ---------      ---------      ---------      ---------
Revenues:
  Room                                                         $  59,252      $  58,652      $ 117,774      $ 112,898
  Video system sales / other                                       3,312          2,243          6,023          3,865
                                                               ---------      ---------      ---------      ---------
    Total revenues                                                62,564         60,895        123,797        116,763
                                                               ---------      ---------      ---------      ---------


Direct costs:
  Room                                                            26,304         25,492         51,705         48,614
  Video system sales / other                                       2,179          1,370          4,238          2,168
                                                               ---------      ---------      ---------      ---------
    Total direct costs                                            28,483         26,862         55,943         50,782
                                                               ---------      ---------      ---------      ---------


Direct income                                                     34,081         34,033         67,854         65,981

Operating expenses:
  Operations                                                       7,041          8,569         14,459         16,990
  Research and development                                         2,046          2,022          4,108          3,710
  Selling, general and administrative                              6,688          6,328         12,763         12,293
  Depreciation, amortization, and stock based compensation        24,314         21,786         47,089         43,242
                                                               ---------      ---------      ---------      ---------
    Total operating expenses                                      40,089         38,705         78,419         76,235
                                                               ---------      ---------      ---------      ---------

Operating loss                                                    (6,008)        (4,672)       (10,565)       (10,254)

Interest/other expense, net                                        2,404          2,482          4,686          4,764
                                                               ---------      ---------      ---------      ---------

Loss before income taxes                                          (8,412)        (7,154)       (15,251)       (15,018)

Income tax (benefit) expense                                          48            (76)            71           (102)
                                                               ---------      ---------      ---------      ---------
Net loss                                                       $  (8,460)     $  (7,078)     $ (15,322)     $ (14,916)
                                                               =========      =========      =========      =========

Basic and diluted net loss per share                           $   (0.28)     $   (0.23)     $   (0.51)     $   (0.50)
                                                               =========      =========      =========      =========

Shares used in basic and diluted per share computations           30,187         30,147         30,180         30,133
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
Cash flows from operating activities:
  Net loss                                                         $(15,322)     $(14,916)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation, amortization, and stock based compensation       47,089        43,242
      Loss on disposal of fixed assets                                    2            74
      Changes in assets and liabilities:
          Accounts receivable, net                                   (3,376)      (12,207)
          Other assets                                                  658          (225)
          Accounts payable                                            3,474         8,363
          Accrued compensation                                         (600)         (773)
          Taxes payable                                              (1,497)       (1,148)
          Other accrued liabilities                                    (732)          255
                                                                   --------      --------
           Net cash provided by operating activities                 29,696        22,665

Cash flows from investing activities:
      Capital expenditures                                          (40,651)      (45,245)
                                                                   --------      --------
            Net cash used in investing activities                   (40,651)      (45,245)
                                                                   --------      --------

Cash flows from financing activities:
      Proceeds from revolving credit facility                        10,000        21,000
      Proceeds from issuance of common stock                            195           225
                                                                   --------      --------
            Net cash provided by financing activities                10,195        21,225
                                                                   --------      --------

Effect of exchange rate changes in cash                                  96           (93)
                                                                   --------      --------

Net decrease in cash and cash equivalents                              (664)       (1,448)

Cash and cash equivalents, beginning of period                        7,235         6,287
                                                                   --------      --------

Cash and cash equivalents, end of period                           $  6,571      $  4,839
                                                                   ========      ========

Non-cash activity:
      Stock based compensation                                     $    769      $   --
                                                                   ========      ========

Supplemental information:
      Cash paid for income taxes                                   $    156      $   --
                                                                   ========      ========
      Cash paid for interest                                       $  4,875      $  4,575
                                                                   ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

               The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.      NET LOSS PER SHARE

               Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants and at June 30, 1999 and 1998 approximately 9.5 million and 10.1 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.      COMPREHENSIVE LOSS

               Total comprehensive loss of $14.2 million for the six months ended June 30, 1999 is comprised of $15.3 million net loss less $1.1 million net change in the cumulative translation account. At June 30, 1998, total net comprehensive loss of $15.5 million is comprised of $14.9 million net loss less $0.6 million net change in the cumulative translation account.

4.      DEBT

               On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended. The Credit Facility matures in November 2002, and subject to certain conditions, can be renewed for two additional years. At June 30, 1999, there was $27 million of available borrowing under the Credit Facility, subject to certain covenant restrictions.

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

6.      NEW ACCOUNTING PRONOUNCEMENTS

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement, as amended by SFAS137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

     OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 movies on the television sets located in their rooms. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past six years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 942,000 rooms at June 30, 1999. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies and individually owned and franchised hotel properties.

     At June 30, 1999, approximately 87% of OCC's 942,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 91% had on-demand capability.

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

        OCC also markets a free-to-guest (FTG) service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, Showtime, CNN, ESPN, WTBS, and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements including having the hotel pay the Company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in the Company's other offerings.

        Beginning in 1997, OCC developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. New technology and services being tested by OCC include a digital server technology and high-speed, TV-based and laptop connectivity Internet offerings. OCC is also testing shorter and more targeted non-movie programming on a lower cost pay-per-view basis, including business, lifestyle, kids, and sports.

     In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including Hospitality Networks, a provider of pay-per-view services to the certain hotels primarily in the Las Vegas, Nevada region, and Allin Interactive, a provider of pay-per-view services to the cruise ship industry.

     In conjunction with the acquisition of Spectra Vision's assets and certain liabilities in October 1996, OCC acquired among other assets, video systems and equipment. These specific assets, which were recorded at their estimated fair market of approximately $41,800,000 in October 1996, are being depreciated over 36 months. Accordingly, OCC's 1999 fourth quarter operating results will be impacted from a reduction in depreciation and amortization expense charges relating to these specific assets.

                             ANALYSIS OF OPERATIONS

ROOM AND INVESTMENT ACTIVITY

 Following is selected financial information for the three and six months ended June 30, 1999 compared to the same period for 1998.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)

                                                THREE MONTHS ENDED                              SIX MONTHS ENDED
                                   --------------------------------------------    --------------------------------------------
                                                 % OF                    % OF                    % OF                    % OF
                                   JUNE 30,      TOTAL      JUNE 30,     TOTAL     JUNE 30,      TOTAL     JUNE 30,      TOTAL
                                     1999       REVENUE      1998       REVENUE      1999       REVENUE      1998       REVENUE
                                   --------------------    --------------------    --------------------    --------------------
Revenues:
     Room Revenues                 $  59,252       94.7%   $  58,652       96.3%   $ 117,774       95.1%   $ 112,898       96.7%
     Video Systems/Other               3,312        5.3%       2,243        3.7%       6,023        4.9%       3,865        3.3%
                                   --------------------    --------------------    --------------------    --------------------
Total Revenues                        62,564      100.0%      60,895      100.0%     123,797      100.0%     116,763      100.0%

Direct Costs:
     Room Revenues                    26,304       42.0%      25,492       41.9%      51,705       41.8%      48,614       41.6%
     Video Systems/Other               2,179        3.5%       1,370        2.2%       4,238        3.4%       2,168        1.9%
                                   --------------------    --------------------    --------------------    --------------------
Total Direct Costs                    28,483       45.5%      26,862       44.1%      55,943       45.2%      50,782       43.5%

                                   --------------------    --------------------    --------------------    --------------------
Direct Profit                         34,081       54.5%      34,033       55.9%      67,854       54.8%      65,981       56.5%

Operations                             7,041       11.3%       8,569       14.1%      14,459       11.7%      16,990       14.6%
Research & Development                 2,046        3.3%       2,022        3.3%       4,108        3.3%       3,710        3.2%
Selling, General & Administrative      6,688       10.7%       6,328       10.4%      12,763       10.3%      12,293       10.5%
                                   --------------------    --------------------    --------------------    --------------------
                                      15,775       25.2%      16,919       27.8%      31,330       25.3%      32,993       28.3%

                                   --------------------    --------------------    --------------------    --------------------
EBITDA (1)                            18,306       29.3%      17,114       28.1%      36,524       29.5%      32,988       28.3%

Depreciation, Amortization, and
     Stock Based Compensation         24,314       38.9%      21,786       35.8%      47,089       38.0%      43,242       37.0%
Interest/other exp, net                2,404        3.8%       2,482        4.1%       4,686        3.8%       4,764        4.1%
Taxes                                     48        0.1%         (76)      (0.1%)         71        0.1%        (102)      (0.1%)
                                   --------------------    --------------------    --------------------    --------------------
                                      26,766       42.8%      24,192       39.7%      51,846       41.9%      47,904       41.0%

                                   --------------------    --------------------    --------------------    --------------------
Net Loss                           $  (8,460)     (13.5%)  $  (7,078)     (11.6%)  $ (15,322)     (12.4%)  $ (14,916)     (12.8%)
                                   ====================    ====================    ====================    ====================

CAPITAL EXPENDITURES               $  20,442               $  22,043               $  40,651               $  45,245

-------------------------------------------------------------------------------------------------------------------------------

                                     AS OF       % OF        AS OF       % OF
                                    JUNE 30,     TOTAL      JUNE 30,     TOTAL
                                      1999       ROOMS        1998       ROOMS
                                   --------------------    --------------------
TOTAL HOTELS                           3,308                   3,146
TOTAL ROOMS                          942,000                 916,000

ROOM COMPOSITION:
Geographic
     Domestic                        820,000       87.0%     793,000       86.6%
     International                   122,000       13.0%     123,000       13.4%

System Type
     Scheduled Only                   84,000        8.9%     115,000       12.6%
     On-Demand                       858,000       91.1%     801,000       87.4%


----------

(1) EBITDA represents earnings before interest, income taxes, depreciation, amortization, and stock based compensation. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 1 and discussed in Item 2 under Liquidity and Capital Resources.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,1998

        Total revenues for the second quarter of 1999 increased $1.7 million or 2.7% to $62.6 million, as compared to $60.9 million for the comparable period of 1998. Room revenues increased $0.6 million or 1.0% in the second quarter of 1999 to $59.3 million, as compared to $58.7 million in the second quarter of 1998. The increase was primarily due to, on average, more FTG channels in each room during 1999 than in 1998, and to a lesser extent, increases in internet TV and game revenues. Movie buy rates in the second quarter of 1999 were lower compared with the second quarter of 1998 due primarily to a very strong movie lineup in the second quarter of 1998. Video system sales and other revenues increased $1.1 million or 47.7% to $3.3 million in the second quarter of 1999, as compared to $2.2 million in the second quarter of 1998. The increase was primarily due to increased ordering of video systems by our major licensee and sales of our new digital system (OCX) to a provider of entertainment systems to the cruise ship industry.

        Total direct costs of revenues for the second quarter of 1999 increased $1.6 million or 6.0% to $28.5 million, as compared to $26.9 million for the second quarter of 1998. Direct costs associated with room revenue in the second quarter of 1999 increased $0.8 million or 3.2% to $26.3 million, as compared to $25.5 million for the same period of 1998, and as a percentage of room revenue increased to 44.4% for the quarter ended June 30, 1999 from 43.5% for the quarter ended June 30, 1998. The increase is primarily due to an increase in hotel commissions and movie royalties. Direct costs from video system sales and other revenues increased $0.8 million or 59.1% to $2.2 million in the second quarter of 1999, as compared to $1.4 million in the same period of 1998, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 65.8% for the second quarter of 1999 from 61.1% for the same period of 1998. The increase is primarily due to lower margins on projects where the Company will contract with the hotel to provide wiring services prior to the movie system installation.

    Operations expenses, which consists primarily of technical field support for the hotels, for the second quarter of 1999 decreased $1.5 million or 17.8% to $7.1 million, as compared to $8.6 million in the second quarter of 1998, and as a percentage of room revenue decreased to 11.9% from 14.6% for the same period of 1998. The decrease is primarily due to lower costs for repair material, lower freight, and lower TV repair costs.

        Research and development expenses for the second quarter of 1999 remained relatively flat compared to the second quarter of 1998.

     Selling, general and administrative expenses for the second quarter of 1999 increased $0.4 million or 5.7% to $6.7 million, as compared to $6.3 million in the second quarter of 1998. The increase is principally due to higher Information Systems, Account Management, and Product Management expenses as the Company builds its infrastructure in support of new interactive services (i.e. internet) offered with OCX, the Company's new digital platform. These increases were partially offset by reductions in legal expenses.

        Depreciation, amortization, and stock based compensation expenses for the second quarter of 1999 increased $2.5 million or 11.6% to $24.3 million, as compared to $21.8 million for the second quarter of 1998, and as a percentage of total revenue increased to 38.9% for the quarter ended June 30, 1999 from 35.8% for the quarter ended June 30, 1998. The increase is mainly due to depreciation on capital investments associated with the growing room base and an $0.8 million non-cash expense associated with accounting for cashless stock options in an executive compensation agreement, reflecting the increased share price.

        Interest / other expense, net for the second quarter of 1999 remained relatively flat as compared to the second quarter of 1998.

        Provision for income taxes for the second quarter of 1999 represents tax on income in certain international and domestic jurisdictions.

        EBITDA for the second quarter of 1999 increased $1.2 million or 7.0% to $18.3 million as compared to $17.1 million in the second quarter of 1998. EBITDA as a percentage of total revenue increased to 29.3% in the second quarter of 1999 from 28.1% in the same period of 1998. The improved EBITDA percentage is primarily attributable to the decrease in operation expenses in the second quarter of 1999 as compared to the same period of 1998.

     Net loss increased to $8.5 million for the second quarter of 1999 from $7.1 million for the second quarter of 1998 due to the factors described above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,1998

        Total revenues for the six months ended June 30, 1999 increased $7.0 million or 6.0% to $123.8 million, as compared to $116.8 million for the comparable period of 1998. Room revenues increased $4.9 million or 4.3% in the first six months of 1999 to $117.8 million, as compared to $112.9 million in the first six months of 1998. The increase was primarily attributable to new hotel installations, continued conversions of SpectraVision equipped properties, lower movie denial rates, and on average more FTG channels in each room during 1999 than in 1998. Video system sales and other revenues increased $2.2 million or 55.8% to $6.0 million in the six months ended June 30, 1999, as compared to $3.9 million in the six months ended June 30, 1998. The increase was primarily due to increased ordering of video systems by our major licensee and sales of our new digital system (OCX) to a provider of entertainment systems to the cruise ship industry.

        Total direct costs of revenues for the six months ended June 30, 1999 increased $5.2 million or 10.2% to $55.9 million, as compared to $50.8 million for the six months ended June 30, 1998. Direct costs associated with room revenue in the first six months of 1999 increased $3.1 million or 6.4% to $51.7 million, as compared to $48.6 million for the same period of 1998, and as a percentage of room revenue increased to 43.9% for the six months ended June 30, 1999 from 43.1% for the six months ended June 30, 1998. The increase is primarily due to an increase in hotel commissions, movie royalties, and free-to-guest expenses in relation to the increase in revenue. Direct costs from video system sales and other revenues increased $2.0 million or 95.5% to $4.2 million in the first six months of 1999, as compared to $2.2 million in the same period of 1998, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 70.4% for the six months ended June 30, 1999 from 56.1% for the same period of 1998. The increase is primarily due to lower margins on projects where the Company will contract with the hotel to provide wiring services prior to the movie system installation and lower margins on system sales.

    Operations expenses, which consists primarily of technical field support for the hotels, for the six months ended June 30, 1999 decreased $2.5 million or 14.9% to $14.5 million, as compared to $17.0 million for the six months ended June 30, 1998, and as a percentage of room revenue decreased to 12.3% from 15.0% for the same period of 1998. The decrease is primarily due to the shut-down of the Company's Richardson facility in the first quarter of 1998, lower costs for repair material, lower freight, and lower TV repair costs during the first six months of 1999.

        Research and development expenses for the six months ended June 30, 1999 increased $0.4 million or 10.7% to $4.1 million, as compared to $3.7 million for the six months ended June 30, 1998. The increase is primarily due to the continued development of the Company's digital server technology and other new product offerings such as high-speed laptop connectivity.

     Selling, general and administrative expenses for the six months ended June 30, 1999 increased $0.5 million or 3.8% to $12.8 million, as compared to $12.3 million six months ended June 30, 1998. The increase is principally due to increased expenses in the areas of Account Management and Product Management expenses as the Company builds its infrastructure in support of new interactive services (i.e. internet) offered with OCX, the Company's new digital platform. These increases were partially offset by reductions in legal expenses.

        Depreciation, amortization, and stock based compensation expenses for the six months ended June 30, 1999 increased $3.8 million or 8.9% to $47.1 million, as compared to $43.2 million for the six months ended June 30, 1998, and as a percentage of total revenue increased to 38.0% for the first six months of 1999 from 37.0% for the first six months of 1998. The increase is mainly due to depreciation on capital investments associated with the growing room base and an $0.8 million non-cash expense associated with accounting for cashless stock options in an executive compensation agreement, reflecting the increased share price.

        Interest / other expense, net for the six months ended June 30, 1999 remained relatively flat as compared to the same period for 1998.

        Provision for income taxes for the six months ended June 30, 1999 represents tax on income in certain international and domestic jurisdictions.

     EBITDA for the six months ended June 30, 1999 increased $3.5 million or 10.7% to $36.5 million as compared to $33.0 million for the six months ended June 30, 1998. EBITDA as a percentage of total revenue increased to 29.5% in the first six months of 1999 from 28.3% in the same period of 1998. The improved EBITDA percentage is primarily attributable to the decrease in operation expenses in 1999 as compared to the same period of 1998.

     Net loss increased to $15.3 million for the six months ended June 30, 1999 from $14.9 million for the six months ended June 30, 1998 due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash during the six months ended June 30, 1999 were cash from operations of $29.6 million, and borrowings of $10.0 million from the Company's Credit Facility (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $40.7 million for the first six months of the year, primarily for the conversion of SpectraVision systems, the installation of new hotels with OCV's on-demand system, increased inventory, and internal fixed asset purchases. At June 30, 1999, the Company's installed room base was approximately 942,000, as compared to approximately 929,000 at the end of 1998. In the first six months of 1999, the Company installed its on-demand system in approximately 43,000 rooms, of which approximately 26,700 were new hotel installations, and approximately 16,300 were conversions of SpectraVision properties.

         The amount of the Company's Credit Facility is $200 million. At June 30, 1999, the Company had $173.0 million outstanding under its Credit Facility and had access to an additional $27.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems through at least the remainder of 1999. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $40 to $50 million during the remainder of 1999.

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

     The Company is actively engaged in but has not yet completed, evaluating, correcting and testing all of the Year 2000 compliance issues. Based on the current review and remediation, the Company has determined that it will be required to modify or replace some of its internally developed IT software products. The Company utilizes embedded technology in all of its hotel system design. The Company's engineering department has completed the majority of its evaluation process and is currently developing solutions to the Year 2000 issues affecting the hotel systems. In addition, the Company has also determined that it will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications, the Year 2000 issue will not pose significant operational problems for the Company or its customers.

     The Company is currently on schedule to complete all Year 2000 issues by November 1999. However, if such modifications and replacements are not made, or not completed timely, the Year 2000 issue could have a material impact on the Company and its customers.

     The cost to the Company for addressing its Year 2000 issues is estimated to be less than $1 million with less than $100,000 incurred through December 31, 1998 and less than $200,000 incurred in the first six months of 1999. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions including third parties' Year 2000 readiness and other factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly, the Company's interest expense and cash flow. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At June 30, 1999, the Company had $173.0 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 5.9%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at June 30, 1999 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $0.9 million for the remaining six months of the year.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     From time to time the Company has been, or may become, involved in legal proceedings incidental to the conduct of its business. While the outcome of such proceedings cannot be predicted with certainty, the Company does not believe any such proceedings presently pending will have a material adverse effect on the Company's financial position or its results of operations. (See note 5).

ITEM 2.  CHANGES IN SECURITIES:
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         None

EXHIBIT NO.                  DESCRIPTION
27.0                         Financial Data Schedule

---------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on August 13, 1999.


                                             On Command Corporation



                                                 /s/  PAUL J. MILLEY
                                             -------------------------------
                                             Paul J. Milley
                                             Senior Vice President, Finance
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                  DESCRIPTION
27.0                         Financial Data Schedule