Form 10-Q
period 1999-09-30
ON COMMAND CORP
filed 1999-11-15
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
Commission File Number          00-21315


                             ON COMMAND CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                                     77-04535194
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                 or organization)                            Identification No.)


6331 SAN IGNACIO AVE, SAN JOSE, CALIFORNIA                          95119
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

        The number of shares outstanding of the Registrant's Common Stock as of September 30, 1999 was 30,242,948 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                                                  Page No.
PART I.      FINANCIAL INFORMATION

      Item 1  - Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30,1999 and December 31,1998.                    3

              Condensed Consolidated Statements of Operations for the Three Months and Nine Months
              Ended September 30, 1999 and 1998.                                                                     4

              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30,1999 and 1998.                                                                            5

              Notes to Condensed Consolidated Financial Statements.                                                 6-7

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.              8-14


PART II.      OTHER INFORMATION

       Item 6 - Exhibits and Reports on Form 8-K                                                                     15


SIGNATURES                                                                                                           16

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                               September 30,    December 31,
                                                                                   1999             1998
                                                                               -------------    ------------
                                                                                (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                                                      $  10,434       $   7,235
  Accounts receivable, net                                                          33,687          32,167
  Other current assets                                                               1,248           2,633
                                                                                 ---------       ---------
     Total current assets                                                           45,369          42,035

Video systems, net                                                                 264,163         267,880
Property and equipment, net                                                         14,092          11,829
Goodwill, net                                                                       74,391          77,674
Other assets, net                                                                    2,471           3,550
                                                                                 ---------       ---------
                                                                                 $ 400,486       $ 402,968
                                                                                 =========       =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  25,161       $  23,443
  Accrued compensation                                                               5,369           5,916
  Other accrued liabilities                                                         13,481          11,977
  Taxes payable                                                                      6,410           7,632
                                                                                 ---------       ---------
    Total current liabilities                                                       50,421          48,968

Other accrued liabilities                                                               60             995
Revolving credit facility                                                          177,000         163,000
                                                                                 ---------       ---------
    Total liabilities                                                              227,481         212,963
                                                                                 ---------       ---------


Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 1999 and 1998 shares issued and outstanding, 30,243 in 1999 and 30,160 in 1998;
     shares subscribed - 0 in 1999 and 2 in 1998                                       302             302
  Additional paid-in capital                                                       251,641         249,809
  Common stock warrants                                                             31,450          31,450
  Cumulative translation adjustments                                                (1,067)         (2,539)
  Accumulated deficit                                                             (109,321)        (89,017)
                                                                                 ---------       ---------
     Total stockholders' equity                                                    173,005         190,005
                                                                                 ---------       ---------
                                                                                 $ 400,486       $ 402,968
                                                                                 =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                              -----------------------     -----------------------
                                                                 1999         1998          1999           1998
                                                              ---------     ---------     ---------     ---------
Revenues:
  Room                                                        $  61,800     $  57,918     $ 179,574     $ 170,816
  Video system sales/other                                        5,952         5,057        11,975         8,922
                                                              ---------     ---------     ---------     ---------
    Total revenues                                               67,752        62,975       191,549       179,738
                                                              ---------     ---------     ---------     ---------


Direct costs:
  Room                                                           28,037        25,564        79,742        74,167
  Video system sales/other                                        1,115         1,132         5,353         3,311
                                                              ---------     ---------     ---------     ---------
    Total direct costs                                           29,152        26,696        85,095        77,478
                                                              ---------     ---------     ---------     ---------


Direct income                                                    38,600        36,279       106,454       102,260

Operating expenses:
  Operations                                                      7,573         7,879        22,032        24,869
  Research and development                                        2,182         1,708         6,290         5,418
  Selling, general and administrative                             6,418         5,722        19,181        18,015
  Depreciation, amortization, and stock based compensation       24,768        22,246        71,857        65,488
                                                              ---------     ---------     ---------     ---------
    Total operating expenses                                     40,941        37,555       119,360       113,790
                                                              ---------     ---------     ---------     ---------

Operating loss                                                   (2,341)       (1,276)      (12,906)      (11,530)

Interest/other expense, net                                       2,576         2,708         7,262         7,472
                                                              ---------     ---------     ---------     ---------

Loss before income taxes                                         (4,917)       (3,984)      (20,168)      (19,002)

Income tax (benefit) expense                                         65           (10)          136          (112)
                                                              ---------     ---------     ---------     ---------
Net loss                                                      $  (4,982)    $  (3,974)    $ (20,304)    $ (18,890)
                                                              =========     =========     =========     =========

Basic and diluted net loss per share                          $   (0.16)    $   (0.13)    $   (0.67)    $   (0.63)
                                                              =========     =========     =========     =========

Shares used in basic and diluted per share computations          30,232        30,164        30,198        30,143
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
Cash flows from operating activities:
  Net loss                                                        $(20,304)    $(18,890)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation, amortization, and stock based compensation      71,857       65,567
      Loss on disposal of fixed assets                                   2           72
      Changes in assets and liabilities:
          Accounts receivable, net                                  (5,107)      (7,864)
          Other assets                                                 214          359
          Accounts payable                                           4,907        3,996
          Accrued compensation                                          40         (564)
          Taxes payable                                             (2,228)      (3,794)
          Other accrued liabilities                                  3,366       (1,314)
                                                                  --------     --------
           Net cash provided by operating activities                52,747       37,568

Cash flows from investing activities:
      Capital expenditures                                         (64,209)     (64,805)
                                                                  --------     --------
            Net cash used in investing activities                  (64,209)     (64,805)
                                                                  --------     --------

Cash flows from financing activities:
      Proceeds from revolving credit facility                       14,000       27,000
      Proceeds from issuance of common stock                           536          344
                                                                  --------     --------
            Net cash provided by financing activities               14,536       27,344
                                                                  --------     --------

Effect of exchange rate changes in cash                                125         (127)
                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents                 3,199          (20)

Cash and cash equivalents, beginning of period                       7,235        6,287
                                                                  --------     --------

Cash and cash equivalents, end of period                          $ 10,434     $  6,267
                                                                  ========     ========

Non-cash activity:
      Stock based compensation                                    $  1,295     $     --
                                                                  ========     ========

Supplemental information:
      Cash paid for income taxes                                  $    233     $     --
                                                                  ========     ========
      Cash paid for interest                                      $  7,378     $  6,992
                                                                  ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

          The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.   NET LOSS PER SHARE

          Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants and at September 30, 1999 and 1998 approximately 9.4 million and 10.1 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.   COMPREHENSIVE LOSS

          Total comprehensive loss of $18.8 million for the nine months ended September 30, 1999 is comprised of $20.3 million net loss less $1.5 million net change in the cumulative translation account. At September 30, 1998, total net comprehensive loss of $20.1 million is comprised of $18.9 million net loss plus $1.2 million net change in the cumulative translation account.

4.   DEBT

          On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended. The Credit Facility matures in November 2002, and subject to certain conditions, can be renewed for two additional years. At September 30, 1999, there was $23 million of available borrowing under the Credit Facility, subject to certain covenant restrictions.

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

6.   NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

7.   PENDING MERGER AGREEMENT

          On October 20, 1999, Ascent entered into an Agreement and Plan of Merger (the "Merger Agreement") with AT&T, Ranger Acquisition Corp. and Liberty Media Corporation ("Liberty"). Pursuant to the Merger Agreement, upon consummation of the merger each share of Ascent common stock would be converted into .4626 shares of Liberty Media Group Class A Common Stock
     (LMGA). LMGA is issued by AT&T Corp. and is a tracking stock designed to reflect the economic performance of the business and assets of AT&T Corp. attributed to Liberty, which is a group of companies previously acquired by AT&T Corp. The Merger is conditioned upon, among other things, the sale of, and will not include: Ascent's sports-related assets, the Colorado Avalanche, the Denver Nuggets or the Pepsi Center. Consummation of the Merger is also subject to the affirmative vote of the holders of a majority of the outstanding shares of Ascent Common Stock, the approval of all appropriate governmental and regulatory authorities, the closing of the sale of Common Stock, the approval of all appropriate governmental and regulatory authorities, the closing of the sale of the sports businesses and other customary conditions.

          However, as a result of certain provisions of various Amendments to the Sale Agreement relating to Ascent's sports related assets, Ascent and Liberty have agreed that certain conditions to the consummation of the Merger Agreement are incapable of being satisfied. Notwithstanding the foregoing, the Ascent and Liberty have agreed to negotiate through November 30, 1999 toward an amendment to the Merger Agreement containing mutually acceptable terms, during which period Liberty agrees not to terminate the Merger Agreement unless the parties reach an impasse. After November 30, 1999, if the parties have not amended the Merger Agreement, then Liberty may elect to terminate the Merger Agreement at any time through December 3, 1999. If Liberty does not so terminate, then it shall have been deemed to waive its right to terminate the Merger Agreement as a result of those provisions of the Amendments to the Sports Sale agreement that caused the conditions of the Merger Agreement not to be satisfied. Finally, if the Sports Sale agreement, as amended, is terminated, then the Merger Agreement with Liberty can be terminated at any time. There can be no assurance that Liberty will not terminate the Merger Agreement if the Sports Sale Agreement is terminated and Ascent expects that Liberty would do so soon after any such termination or, that even if the sale of the sports-related businesses is consummated in accordance with the Sports Sale Agreement, as amended to-date, that Liberty will not elect to use its right to terminate the Merger Agreement or will agree to a merger transaction only on revised terms that are less favorable to Ascent.

          In connection with the Merger Agreement, the Company's Board of Directors has approved Liberty as an "interested stockholder" for purposes of Delaware General Corporation Law Section 203. As a result, Liberty will not be subject to the restrictions on transactions with the Company and its stockholders that would otherwise apply.

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

                                    OVERVIEW

      OCC is the leading provider (by number of hotel rooms served) of on-demand in-room video entertainment for the lodging industry. The on-demand OCC system is a patented video selection and distribution system that allows guests to select at any time, on a pay-per-view basis, from up to 50 movies on the television sets located in their rooms. OCC also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services. OCC (OCV prior to October 8, 1996) has experienced rapid growth in the past six years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 950,000 rooms at September 30, 1999. OCC provides its services under long-term contracts primarily to business and luxury hotel chains such as Marriott, Hilton, Hyatt, Wyndham, Doubletree, Fairmont, Four Seasons, Loews, Stouffer, Embassy Suites, Holiday Inn and Harvey Hotels, and to other hotel management companies and individually owned and franchised hotel properties.

      At September 30, 1999, approximately 87% of OCC's 950,000 installed rooms were located in the United States, with the balance located in Canada, Asia, Europe and Mexico. Of these installed systems, approximately 92% had on-demand capability.

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

      OCC also markets a cable programming service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, Showtime, CNN, ESPN, WTBS, and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements including having the hotel pay the Company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in the Company's other offerings.

        On July 1, 1999, the Company commercially launched its new in-room, multimedia, interactive services platform for hotels, called OCX. New OCX installations include a digital server video storage system which utilizes rewriteable magneto-optical delivery systems for providing high quality, MPEG-2 video on-demand. OCX conversions of existing On Command Video systems can be accomplished at a reduced cost from the full digital server implementation and still provide hotel guests with the same complement of interactive video-on-demand and internet functionality.

      In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment including Hospitality Networks, a provider of pay-per-view services to the certain hotels primarily in the Las Vegas, Nevada region, and Allin Interactive, a provider of pay-per-view services to the cruise ship industry.

      In conjunction with the acquisition of SpectraVision's assets and certain liabilities in October 1996, OCC acquired, among other assets, video systems and equipment. These specific assets, which were recorded at their estimated fair market value of approximately $41,800,000 in October 1996, are being depreciated over 36 months. Accordingly, OCC's fourth quarter operating results will be impacted from a reduction in depreciation and amortization expense charges relating to these specific assets.

                             ANALYSIS OF OPERATIONS

ROOM AND INVESTMENT ACTIVITY

 Following is selected financial information for the three and nine months ended September 30, 1999 compared to the same period for 1998.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)

                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                    --------------------------------------   ----------------------------------------
                                               % OF                 % OF                  % OF                 % OF
                                    SEPT. 30,  TOTAL     SEPT. 30,  TOTAL    SEPT. 30,    TOTAL    SEPT. 30,   TOTAL
                                      1999    REVENUE      1998    REVENUE     1999      REVENUE      1998    REVENUE
                                    -----------------    -----------------   -------------------   ------------------
Revenues:
     Room Revenues                  $ 61,800    91.2%    $ 57,918    92.0%   $ 179,574     93.7%   $ 170,816    95.0%
     Video Systems/Other(1)            5,952     8.8%       5,057     8.0%      11,975      6.3%       8,922     5.0%
                                    --------   -----     --------   -----    ---------     ----    ---------   -----
Total Revenues                        67,752   100.0%      62,975   100.0%     191,549    100.0%     179,738   100.0%

Direct Costs:
     Room Revenues                    28,037    41.4%      25,564    40.6%      79,742     41.6%      74,167    41.3%
     Video Systems/Other               1,115     1.6%       1,132     1.8%       5,353      2.8%       3,311     1.8%
                                    --------   -----     --------   -----    ---------     ----    ---------   -----
Total Direct Costs                    29,152    43.0%      26,696    42.4%      85,095     44.4%      77,478    43.1%

                                    --------   -----     --------   -----    ---------     ----    ---------   -----
Direct Profit                         38,600    57.0%      36,279    57.6%     106,454     55.6%     102,260    56.9%

Operations                             7,573    11.2%       7,879    12.5%      22,032     11.5%      24,869    13.8%
Research & Development                 2,182     3.2%       1,708     2.7%       6,290      3.3%       5,418     3.0%
Selling, General & Administrative      6,418     9.5%       5,722     9.1%      19,181     10.0%      18,015    10.0%
                                    --------   -----     --------   -----    ---------     ----    ---------   -----
                                      16,173    23.9%      15,309    24.3%      47,503     24.8%      48,302    26.9%

                                    --------   -----     --------   -----    ---------     ----    ---------   -----
EBITDA(2)                             22,427    33.1%      20,970    33.3%      58,951     30.8%      53,958    30.0%

Depreciation, Amortization, and
     Stock Based Compensation         24,768    36.6%      22,246    35.3%      71,857     37.5%      65,488    36.4%
Interest/other exp, net                2,576     3.8%       2,708     4.3%       7,262      3.8%       7,472     4.2%
Taxes                                     65     0.1%         (10)   (0.0)%        136      0.1%        (112)   (0.1)%
                                    --------   -----     --------   -----    ---------     ----    ---------   -----
                                      27,409    40.5%      24,944    39.6%      79,255     41.4%      72,848    40.5%
                                    --------   -----     --------   -----    ---------     ----    ---------   -----
Net Loss                            $ (4,982)   (7.4)%   $ (3,974)   (6.3)%  $(20,304)   (10.6)%   $ (18,890)  (10.5)%
                                    ========   =====     ========   =====    =========   ======    =========   =====

CAPITAL EXPENDITURES                $ 23,558             $ 19,560            $  64,209             $  64,805

--------------------------------------------------------------------------------

                             AS OF        % OF         AS OF        % OF
                           SEPT. 30,      TOTAL      SEPT. 30,      TOTAL
                             1999         ROOMS         1998        ROOMS
                           ---------      -----      ---------      -----
TOTAL HOTELS                  3,355                     3,181
TOTAL ROOMS                 950,000                   921,000

ROOM COMPOSITION:
Geographic
     Domestic               826,000       86.9%       799,000       86.8%
     International          124,000       13.1%       122,000       13.2%

System Type
     Scheduled Only          77,000        8.1%       106,000       11.5%
     On-Demand              873,000       91.9%       815,000       88.5%

----------
(1) Includes the $3.9 million and $2.9 million net LodgeNet royalty payment received during the three months ended September 30, 1999 and 1998, respectively.

(2) EBITDA represents earnings before interest, income taxes, depreciation, amortization, and stock based compensation. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 1 and discussed in Item 2 under Liquidity and Capital Resources.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1998

        Total revenues for the third quarter of 1999 increased $4.8 million or 7.6% to $67.8 million, as compared to $63.0 million for the comparable period of 1998. Room revenues increased $3.9 million or 6.7% in the third quarter of 1999 to $61.8 million, as compared to $57.9 million in the third quarter of 1998. The increase was primarily due to, new hotel installations, continued conversions of SpectraVision equipped properties, lower movie denial rates, higher average movie prices, higher game and internet revenues, and, on average, more cable programming channels in each room, during the third quarter of 1999 compared to the third quarter of 1998. Video system sales and other revenues increased $0.9 million or 17.7% to $6.0 million in the third quarter of 1999, as compared to $5.1 million in the third quarter of 1998. The increase was primarily due to an increase in the net royalty payment received in 1999 from LodgeNet.

        Total direct costs of revenues for the third quarter of 1999 increased $2.5 million or 9.2% to $29.2 million, as compared to $26.7 million for the third quarter of 1998. Direct costs associated with room revenue in the third quarter of 1999 increased $2.4 million or 9.7% to $28.0 million, as compared to $25.6 million for the same period of 1998, and as a percentage of room revenue increased to 45.4% for the quarter ended September 30, 1999 from 44.1% for the quarter ended September 30, 1998. The increase in the direct cost as a percent of revenue is primarily due to an increase in movie royalties as a percent of movie revenues. Direct costs from video system sales and other revenues remained relatively flat in the third quarter of 1999 as compared to the same period of 1998. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues decreased to 18.7% for the third quarter of 1999 from 22.4% for the same period of 1998, primarily attributable to the increase in the LodgeNet royalty payment for which there were no direct costs. With the net LodgeNet payment excluded, direct costs as a percentage of video system sales and other revenue would have increased to 54.3% for the third quarter of 1999 from 53.3% for the third quarter of 1998. The increase is primarily due to lower margins on hotel contracts to provide wiring services prior to the movie system installation.

     Operations expenses, which consists primarily of technical field support for the hotels, for the third quarter of 1999 decreased $0.3 million or 3.9% to $7.6 million, as compared to $7.9 million in the third quarter of 1998, and as a percentage of room revenue decreased to 12.3% from 13.6% for the same period of 1998. The decrease is primarily due to lower costs for repair material, freight, and TV repair.

        Research and development expenses for the third quarter of 1999 increased $0.5 million or 27.8% to $2.2 million for the third quarter of 1999 from $1.7 million for the third quarter of 1998. The increase is largely due to lower costs in the third quarter of 1998, which were the result of the capitalization of certain test systems that were converted to production during that period.

        Selling, general and administrative expenses for the third quarter of 1999 increased $0.7 million or 12.2% to $6.4 million, as compared to $5.7 million in the third quarter of 1998. The increase is principally due to higher Account Management, Product Management, and Corporate expenses as the Company continues to build its infrastructure in support of new interactive services (i.e. internet) offered with OCX, the Company's new interactive platform.

        Depreciation, amortization, and stock based compensation expenses for the third quarter of 1999 increased $2.5 million or 11.3% to $24.8 million, as compared to $22.2 million for the third quarter of 1998, and as a percentage of total revenue increased to 36.6% for the quarter ended September 30, 1999 from 35.3% for the quarter ended September 30, 1998. The increase is mainly due to depreciation on capital investments associated with the growing room base and an $0.5 million non-cash expense associated with accounting for cashless stock options in an executive compensation agreement, reflecting the increased share price.

        Interest/other expense, net decreased $0.1 million or 4.9% to $2.6 million for the third quarter of 1999 from $2.7 million for the third quarter of 1998. The decrease is largely due to a loss on disposal of assets recorded in the third quarter of 1998.

        Provision for income taxes for the third quarter of 1999 represents tax on income in certain international and domestic jurisdictions.

         EBITDA for the third quarter of 1999 increased $1.4 million or 6.9% to $22.4 million as compared to $21.0 million in the third quarter of 1998. EBITDA as a percentage of total revenue decreased to 33.1% in the third quarter of 1999 from 33.3% in the same period of 1998. The decline in the EBITDA percentage is primarily attributable to the increase in direct costs in the third quarter of 1999 as compared to the same period of 1998.

      Net loss increased to $5.0 million for the third quarter of 1999 from $4.0 million for the third quarter of 1998 due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1998

        Total revenues for the nine months ended September 30, 1999 increased $11.8 million or 6.6% to $191.5 million, as compared to $179.7 million for the comparable period of 1998. Room revenues increased $8.8 million or 5.1% in the first nine months of 1999 to $179.6 million, as compared to $170.8 million in the first nine months of 1998. The increase was primarily attributable to new hotel installations, continued conversions of SpectraVision equipped properties, lower movie denial rates, higher average movie price, higher game and internet revenue, and, on average, more cable programming channels in each room during 1999 than in 1998. Video system sales and other revenues increased $3.1 million or 34.2% to $12.0 million in the nine months ended September 30, 1999, as compared to $8.9 million in the nine months ended September 30, 1998. The increase was primarily due to increased ordering of video systems by our major licensee, sales of our new digital system (OCX) to a provider of entertainment systems to the cruise ship industry, and an increase in the net royalty payment received from LodgeNet.

        Total direct costs of revenues for the nine months ended September 30, 1999 increased $7.6 million or 9.8% to $85.1 million, as compared to $77.5 million for the nine months ended September 30, 1998. Direct costs associated with room revenue in the first nine months of 1999 increased $5.5 million or 7.5% to $79.7 million, as compared to $74.2 million for the same period of 1998, and as a percentage of room revenue increased to 44.4% for the nine months ended September 30, 1999 from 43.4% for the nine months ended September 30, 1998. The increase in the direct cost as a percent of revenue is primarily due to an increase in movie royalties, and hotel commissions. Direct costs from video system sales and other revenues increased $2.1 million or 61.7% to $5.4 million in the first nine months of 1999, as compared to $3.3 million in the same period of 1998, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 44.7% for the nine months ended September 30, 1999 from 37.1% for the same period of 1998. The increase is primarily due to lower margins on projects where the Company will contract with the hotel to provide wiring services prior to the movie system installation and lower margins on system sales.

        Operations expenses, which consists primarily of technical field support for the hotels, for the nine months ended September 30, 1999 decreased $2.9 million or 11.4% to $22.0 million, as compared to $24.9 million for the nine months ended September 30, 1998, and as a percentage of room revenue decreased to 12.3% from 14.6% for the same period of 1998. The decrease is primarily due to the shut-down of the Company's Richardson facility in the first quarter of 1998, lower costs for repair material, freight, and TV repair during the first nine months of 1999.

        Research and development expenses for the nine months ended September 30, 1999 increased $0.9 million or 16.1% to $6.3 million, as compared to $5.4 million for the nine months ended September 30, 1998. The increase is primarily due to the continued development of the Company's interactive multimedia technology and other new product offerings such as high-speed laptop connectivity.

        Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $1.2 million or 6.5% to $19.2 million, as compared to $18.0 million for the nine months ended September 30, 1998. The increase is principally due to increased expenses in the areas of Account Management and Product Management expenses as the Company continues to build its infrastructure in support of new interactive services (i.e. internet) offered with OCX, the Company's new digital platform.

        Depreciation, amortization, and stock based compensation expenses for the nine months ended September 30, 1999 increased $6.4 million or 9.7% to $71.9 million, as compared to $65.5 million for the nine months ended September 30, 1998, and as a percentage of total revenue increased to 37.5% for the first nine months of 1999 from 36.4% for the first nine months of 1998. The increase is mainly due to depreciation on capital investments associated with the growing room base and an $1.3 million non-cash expense associated with accounting for cashless stock options in an executive compensation agreement, reflecting the increased share price.

        Interest/other expense, net for the nine months ended September 30, 1999 remained relatively flat as compared to the same period for 1998.

        Provision for income taxes for the nine months ended September 30, 1999 represents tax on income in certain international and domestic jurisdictions.

        EBITDA for the nine months ended September 30, 1999 increased $5.0 million or 9.3% to $59.0 million as compared to $54.0 million for the nine months ended September 30, 1998. EBITDA as a percentage of total revenue increased to 30.8% in the first nine months of 1999 from 30.0% in the same period of 1998. The improved EBITDA percentage is primarily attributable to the decrease in operation expenses in 1999 as compared to the same period of 1998.

        Net loss increased to $20.3 million for the nine months ended September 30, 1999 from $18.9 million for the nine months ended September 30, 1998 due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash during the nine months ended September 30, 1999 were cash from operations of $52.7 million, and borrowings of $14.0 million from the Company's Credit Facility (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $64.2 million for the first nine months of the year, primarily for the conversion of SpectraVision systems, the installation of new hotels with OCV's on-demand system, increased inventory, and internal fixed asset purchases. At September 30, 1999, the Company's installed room base was approximately 950,000, as compared to approximately 929,000 at the end of 1998. In the first nine months of 1999, the Company installed its on-demand system in approximately 63,000 rooms, of which approximately 39,700 were new hotel installations, and approximately 23,300 were conversions of SpectraVision properties.

        The amount of the Company's Credit Facility is $200 million. At September 30, 1999, the Company had $177.0 million outstanding under its Credit Facility and had access to an additional $23.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems through at least the first quarter of 2000. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $20 to $25 million per quarter through this date. The Company expects to need additional financing in 2000 and is currently considering financing alternatives.

RESTRICTIONS ON DEBT FINANCINGS

      Pursuant to the Corporate Agreement entered into between Ascent and OCC, the Company has agreed, among other things, not to incur any indebtedness without Ascent's prior written consent, other than indebtedness under the OCC Credit Facility and indebtedness incurred in the ordinary course of operations, as limited by Ascent. Ascent's limitation on such OCC indebtedness currently stands at $182 million and covers the period through December 31, 1999.

YEAR 2000 SOFTWARE ISSUE

        The year 2000 software issue is the result of certain computer programs being written using two digits rather than four digits to define the application year, such that computer programs that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

        The Company is actively engaged in, but has not yet completed, correcting and testing all of the Year 2000 compliance issues. Based on the current review, the primary Year 2000 compliance issue facing the Company is that it must replace some of its internally developed application systems. A second category of systems are those that reside at the hotel and operate the Company's pay-per-view services. The Company utilizes embedded technology in all of its hotel system design. The Company is currently developing solutions to this and Other Year 2000 issues affecting the Company's hotel systems. In addition, the Company has also determined that it will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications to its internal applications, hotel systems, and third-party software and the replacement of non-compatible hardware, the Year 2000 issue will not pose significant operational problems for the Company or its customers.

      The Company is currently working to resolve all significant Year 2000 issues by the end of 1999. If these modifications are not completed by year-end, the Company believes that manual processes can be utilized to mitigate any operating issues until these modifications are fully implemented. This is discussed in more detail below. On an overall basis, if all such modifications are not implemented by December 1999 and manual processes are not effective, the Year 2000 issue could have a material impact on the Company.

      The cost to the Company for addressing its Year 2000 issues is estimated to be less than $1 million with less than $100,000 incurred through December 31, 1998 and less than $500,000 incurred in the first nine months of 1999. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions including third parties' Year 2000 readiness and other factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly, the Company's interest expense and cash flow. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At September 30, 1999, the Company had $177.0 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 6.2%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at September 30, 1999 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $0.4 million for the remaining three months of the year.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
          None

EXHIBIT NO.                         DESCRIPTION

27.0                                Financial Data Schedule

---------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on November 15, 1999.


                                        On Command Corporation


                                        /s/ PAUL J. MILLEY
                                        --------------------------
                                        Paul J. Milley
                                        Senior Vice President, Finance
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------
27.0                     Financial Data Schedule