Form 10-K/A
period 1998-12-31
ON COMMAND CORP
filed 1999-12-17
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

                                TABLE OF CONTENTS


                                                                      Page
                                                                      ----
Item 14.       Exhibits, Financial Statements, Schedules and           3
               Reports on Form 8-K

In the course of filing the original Form 10-K, Exhibit 3.4 was inadvertently omitted from the filing. The purpose of this amendment is to file such exhibit. Therefore, pursuant to Rule 12b-5, the complete text of Item 14 is set forth below, but only the omitted exhibit is attached hereto.

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

10.3*      Amended and Restated Employment Agreement between On Command
           Corporation and Robert Kavner, dated as of December, 1998.
           (previously filed)

10.4*      Amendment to Employment Agreement between On Command Corporation and
           Brian Steel, dated as of December 31, 1998. (previously filed)

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

10.8*      1996 Key Employee Stock Plan (Incorporated by reference to Exhibit
           10.13 of the OCC 1996 Form 10-K).

10.9*      1997 Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 4(c) of Form S-8 filed August 8, 1997).

10.10*     1997 Non-Employee Directors Stock Plan (Incorporated by reference to
           Exhibit 4(d) of Form S-8 filed August 8, 1997).

10.11      First Amended and Restated Credit Agreement dated as of November 24,
           1997, between On Command Corporation and the Lenders Named Therein and NationsBank of Texas, N.A. (previously filed)

10.12 Change of Control Severance Plan for Executive Officers. (previously filed)

21.1       Subsidiaries of On Command Corporation. (previously filed)

23.1       Independent Auditors' Consent. (previously filed)

*          Indicates compensatory plan or arrangement.

 (B)  REPORTS

        No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY SAN JOSE, STATE OF CALIFORNIA ON DECEMBER 16, 1999.

                                                On Command Corporation

                                                By:   /s/ ARTHUR M. AARON
                                                   -----------------------------
                                                Arthur M. Aaron
                                                Acting General Counsel

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
------                             -----------
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

10.3*      Amended and Restated Employment Agreement between On Command
           Corporation and Robert Kavner, dated as of December, 1998.
           (previously filed)

10.4*      Amendment to Employment Agreement between On Command Corporation and
           Brian Steel, dated as of December 31, 1998. (previously filed)

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

10.8*      1996 Key Employee Stock Plan (Incorporated by reference to Exhibit
           10.13 of the OCC 1996 Form 10-K).

10.9*      1997 Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 4(c) of Form S-8 filed August 8, 1997).

10.10*     1997 Non-Employee Directors Stock Plan (Incorporated by reference to
           Exhibit 4(d) of Form S-8 filed August 8, 1997).

10.11      First Amended and Restated Credit Agreement dated as of November 24,
           1997, between On Command Corporation and the Lenders Named Therein and NationsBank of Texas, N.A. (previously filed)

10.12 Change of Control Severance Plan for Executive Officers. (previously filed)

21.1       Subsidiaries of On Command Corporation. (previously filed)

23.1       Independent Auditors' Consent. (previously filed)

*          Indicates compensatory plan or arrangement.