Form 10-K405
period 1999-12-31
ON COMMAND CORP
filed 2000-03-28
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 14, 2000, was $76,684,826 based upon a price of $16.84375 per share, which was the average of the bid and asked prices of such stock on March 14, 2000, as reported on the NASDAQ National Market Reporting System. As of March 14, 2000, there were 30,436,423 shares of the Registrant's Common Stock issued and outstanding and 1,424,875 Series A Warrants, 2,625,000 Series B Warrants, and 3,450,000 Series C Warrants (non-registered) issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Part I
------------------------------------------------------------------------------------
                                                                                Page

Item 1.           Business
                  Introduction                                                   1
                  General                                                        2
                  Industry Overview                                              2
                  Operating and Growth Strategy                                  3
                  Platforms                                                      3
                  Services                                                       5
                  Sales and Marketing                                            6
                  Installation and Service Operations                            7
                  Hotel Contracts                                                7
                  Technology -- Research and Development                         7
                  Suppliers                                                      7
                  Competition                                                    8
                  Regulation                                                     9
                  Patents, Trademarks, and Copyrights                            9
                  International Markets                                          9
                  Licensees and Other System Sales                              10
                  Markets and Customers                                         10
                  Employees                                                     11

Item 2.           Properties                                                    11

Item 3.           Legal Proceedings                                             11

Item 4.           Submission of Matters to a Vote of Security Holders           12

Part II
------------------------------------------------------------------------------------

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                           13

Item 6.           Selected Financial Data                                       14

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           15

Item 7A.          Quantitative and Qualitative Disclosures About
                  Market Risk                                                   22

Item 8.           Financial Statements and Supplementary Data                   22

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                           41

Part III
------------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant            42

Item 11.          Executive Compensation                                        45

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                52

Item 13.          Certain Relationships and Related Transactions                54

Item 14.          Exhibits, Financial Statements, Schedules and                 56
                  Reports on Form 8-K

                                     PART I

         This Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect On Command Corporation's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors, which could cause actual results to differ materially, are described in the following paragraphs and are particularly noted under Business Risks on pages 17 through 19. Although the Company has attempted to list some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors that may affect future operating results.

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

GENERAL

         OCC is a holding company whose principal assets are OCV, SpectraVision and On Command Development Corporation, each of which operates as a separate, wholly owned subsidiary of On Command Corporation. OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced rapid growth in the past seven years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 956,000 rooms at December 31, 1999, of which approximately 884,000 rooms are served by on-demand systems.

         OCC provides in-room video entertainment and information services on three technology platforms, the recently developed OCX video system, the On Command Video (OCV) System and the SpectraVision Systems. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, TV-based Internet with a wireless keyboard, and other guest services. At December 31, 1999, OCC had installed the OCX systems in approximately 34,000 hotel rooms, 30,000 with Internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select at any time movies and games through the television sets in their hotel rooms. At December 31, 1999 OCC had approximately 749,000 rooms installed with the OCV platform. There are variations of the SpectraVision video systems still installed in hotels including tape based scheduled and on demand systems. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX systems. At December 31, 1999, OCC had 177,000 rooms installed with SpectraVision equipment.

         In addition to movies, OCC's platforms provide for in-room viewing of programming of select cable channels (such as HBO, Showtime, ESPN, CNN and Disney Channel) and other interactive and information services, which includes high speed Internet access through the OCX platform. OCC primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties, predominantly in the deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons, and other select hotels.

         At December 31, 1999, approximately 87% of OCC's 956,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America, and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCC's systems to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and ALLIN Communications, Inc., which is licensed to install OCC's systems in cruise ships.

INDUSTRY OVERVIEW

         Providing in-room entertainment and information services to the lodging industry includes offering pay-per-view motion pictures and Internet connectivity, free-to-guest programming of select pay cable channels, and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including OCV's patented video switch) enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, video games and Internet service. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, telecommunications companies, laptop connectivity companies and others. See "Competition."

OPERATING AND GROWTH STRATEGY

         On Command Corporation's operating and growth strategy is to: (i) increase revenues and create new revenue sources through an expanding range of interactive and information services offered to the lodging industry through the OCX platform, including @Hotel TV-based Internet; (ii) increase its installed hotel customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring, and servicing hotels which are acquired or constructed by existing customers; (iii) expand its room base in underserved foreign markets; and (iv) increase revenues and decrease costs in certain hotels acquired in the SpectraVision acquisition by installing more current technology offering greater reliability, broader selection, and more viewing flexibility.

         OCC has been actively pursuing the renewal or extension of most of the contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV or OCX on-demand pay-per-view movies and related services. As of December 31, 1999, OCC had converted approximately 181,000 rooms previously served by SpectraVision's systems to OCC's on-demand system. Management expects to have a substantial majority of the remaining SpectraVision rooms converted to OCC's on-demand system by the end of 2001.

PLATFORMS

         OCX Platform

         OCX is a multimedia platform that can be used to modify existing OCC installations or can incorporate digital content storage in new installations. At December 31, 1999, OCC had installed the OCX system in 34,000 hotel rooms, and with Internet capability to approximately 30,000 rooms. The platform currently provides interactive, multimedia menus, high-speed, TV-based Internet service, e-mail access over the Internet, Sony PlayStation games, as well as more choices and higher-quality video (with digital content storage) for OCC's on-demand movie services. Potential offerings using the digital platform include flexible pricing and packaging, non-theatrical short videos (such as business, lifestyle, and sports videos) and special events, including out-of-market sports events.

         On July 1, 1999, OCC launched its OCX platform, which is now being supported by OCC using standard procedures. Over the next several months, OCC will be implementing new systems and procedures to better service and support the existing OCX properties and improve the operational efficiencies of the OCX platform. OCC has been actively marketing OCX and at December 31, 1999 had signed contracts to install OCX in an additional 75,000 rooms. OCC is outfitting all major metropolitan areas with sufficient technical staff to support the increasing demand for OCX.

         OCX provides enhanced multimedia applications and @Hotel Internet access using a customized version of Microsoft's Internet Explorer, adapted for use over the TV in conjunction with a wireless keyboard. @Hotel Internet service is available to guests for a daily fee and includes complete web access and e-mail capability. OCC has also partnered with several Internet content providers to organize hotel-friendly Internet sites. OCX operates by means of several client computers that serve multiple guestrooms and are located outside of the actual rooms.

         The OCX platform supports a high degree of interactivity and customization, including a powerful and compelling multimedia user interface. The OCX platform is a standards-based, client-server architecture utilizing Windows NT in the "back end" and a customized NTSC version of Internet Explorer running on Windows 98 PC clients in the "front end." HTML-based menus allow integration of content and navigational elements, and video content is provided via a digital file server or an array of video cassette players.

         A key component of OCX is the "Site Manager" software application that controls the system, interfaces with the hotel Property Management System, and acts as the system's overall resource manager (including user session management and resource allocation). In its design and functionality, this application reflects OCC's years of operational experience and provides a key strategic advantage in serving the lodging industry.

         The OCX platform provides a significant increase in the breadth of possible services and in the efficiency of providing them. While the platform itself may be extended to support extensive product offerings, early implementations will include video-on-demand, TV-based Internet access, Sony's PlayStation video games, and a rich multimedia user interface. With the OCX technology, each component of the platform has multiple uses. For example, the same PC client used for navigating graphics-intensive menus is used subsequently for accessing the Internet, and sending e-mail, etc. With digital content storage, a feature film could be replaced by four 30-minute short subject videos (for example, instructional videos, self-help videos or comedy videos), unlike one-for-one replacement with videocassettes. More importantly, the Company can begin to transition to network delivery of content.

         OCC undertakes a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property, the quality of the cabling and antenna system at the hotel, and the configuration of the system installed, the installation cost of a new, OCV on-demand system with movies, guest services and video game capabilities, including the head-end equipment averages from approximately $375 to $450 per room. If the Company provides televisions, the cost can increase by $200 to $325 per room depending on the size of the TV. The installation cost of a full OCX system, including digital content storage and Internet capability with a wireless keyboard is approximately $75 per room higher than the OCV system in the same size hotel. In addition, the OCV system can be modified to enable OCX functionality for movies, games, Internet, and guest services. The cost of this modification is between $175 - $300 per room depending on the required wiring in the hotel. Most installations undertaken by OCC today use the OCX platform. Due to constraints placed on OCC by most movie studios, OCX is only installed with videocassette players in certain international markets.

         OCV Platform

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

         For example, in a typical hotel with 400 rooms, the central head-end video rack would consist of approximately 120 videocassette recorders containing up to ten copies of the most popular movies and a total of up to 50 different titles. The OCV system includes a computerized in-room on-screen menu that offers guests a list of only those movie selections available to the guest at that time. As a result, even though the on-screen menu may not include a list of all titles available in the particular hotel, the list includes all movies currently available to the guest, thus eliminating the possibility of a guest being disappointed when the guest's selection is not available.

         SpectraVision Platform

         In comparison with OCV systems, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems, or only offer hotel guests eight movies per day at scheduled times, or some combination thereof. SpectraVision originated a tape-based system which typically offered a hotel guest eight movies per day at predetermined times. In 1991, SpectraVision introduced the Guest Choice system to provide hotel guests with on-demand viewing of videotapes based upon proprietary equipment and software. In 1994, SpectraVision introduced a digital video on-demand service, called Digital Guest Choice. The Digital Guest Choice system provides on-demand viewing of digitally stored movies that reside on high capacity disk arrays. The Company has converted the Digital Guest Choice systems in the United States to its OCV on-demand systems although some units of Digital Guest Choice equipment continue to be used in Asia.

SERVICES

         Pay-Per-View Movie Services

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

         The revenue generated from OCC's pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace, and, over time, based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel segments of the lodging industry. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions. Currently, OCC's movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest. The current price for OCC's pay-per-day service is $15.99 per day.

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

         Internet Services

         Beginning in 1997, OCC developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. In July 1999, OCC commercially released its OCX platform which enables guest use of the @ Hotel Internet services over the TV. At December 31, 1999, OCC had installed the Internet service in approximately 30,000 rooms. As an adjunct to the OCX multimedia platform, OCC has also installed high-speed laptop connectivity for hotel rooms and high-bandwidth services for conference spaces. OCC's goal is to provide a variety of services that leverage the connectivity infrastructure that it has or will establish in its client hotels.

         Game Services

         At December 31, 1999, On Command offered games in approximately 186,000 rooms. Both the OCV and OCX platforms support Sony PlayStation games. Kids, families, and business travelers can entertain themselves with the most popular video game titles available on the market. There are between 8-16 titles available in most game rooms at a guest price of $5.99/hour.

         Other Hotel and Guest Services

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


SALES AND MARKETING

         Substantially all of OCV's growth to date has been derived from obtaining contracts with hotels in the United States not under contract with existing vendors or served by other vendors as the contracts covering such hotels expired. OCC believes that, as a result of the Acquisition, opportunities for additional growth in the United States are more limited than in the past. Therefore, the Company has broadened its strategy for obtaining new hotel customers to both smaller hotels and international markets. The Company believes that both smaller hotels in the United States and hotels in many international markets are underserved by the in-room entertainment industry.

         OCC's marketing efforts have historically been primarily focused on business and leisure hotels with approximately 150 rooms or more. Management believes that such hotels consistently generate the highest revenues per room in the lodging industry and have the highest potential for new service revenue growth. The Company also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. As mentioned above, the Company has recently begun to employ additional engineering, development and marketing efforts to target hotels under 150 rooms. On Command intends to continue targeting established hotel chains, certain business and leisure hotel management companies, and selected independent hotels.

         OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month as well as an in-room entertainment guide distributed to more than 817,000 hotel rooms each month.

INSTALLATION AND SERVICE OPERATIONS

         At December 31, 1999, OCC's installation and service organization consisted of approximately 368 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC in the United States and Canada, including system maintenance and distribution of videocassettes. OCC's installation personnel also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

         OCC maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCX, OCV and SpectraVision systems enables the technician to identify and resolve a majority of the reported system malfunctions from OCC's service control center without visiting the hotel property. Should a service visit be required, the modular design of the OCX, OCV and SpectraVision systems generally permits installation and service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

         The Company typically negotiates and enters into a separate contract with each hotel for the services provided. However, for some of the Company's large hotel management customers, the Company negotiates and enters into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1999, approximately 10% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 10% of the pay-per-view hotels served by OCC have contracts expiring in 2000. However, some of the SpectraVision hotel contracts, which the Company classified internally as expired, have two-year automatic renewal provisions under certain conditions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

TECHNOLOGY - RESEARCH AND DEVELOPMENT

         On Command Development Corporation, a wholly-owned subsidiary of OCC, develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

         OCC's product development philosophy is to design high quality entertainment and information systems which incorporate features allowing the Company to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of the OCX system enables the Company to provide advanced interactive features such as video games and Internet in addition to basic guest services such as video checkout, room service ordering, and guest survey.

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

         OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment services to the United States lodging industry. OCC is also the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment services to the lodging industry on a worldwide basis. Domestically, OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a domestic and international regional basis with certain other smaller entities. Based on publicly available information, OCC estimates that, at December 31, 1999, LodgeNet currently serves approximately 4,900 lodging properties, of which 661,700 rooms are equipped with on-demand service. At December 31, 1999, OCC served approximately 956,000 rooms, of which approximately 884,000 are on-demand rooms.

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

         OCC believes its competitive advantages include (i) technological leadership represented by its superior on-demand capability and range of services offered, (ii) system reliability and high quality service, and (iii) its presence and ability to offer its service in most markets around the world. OCC believes that its growth (including OCV's growth prior to the Acquisition) reflects the strong competitive position of its products and services.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company owns a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems. Although OCC maintains these patents, On Command Corporation believes that the design, innovation, and quality of its products and their relations with its customers are at least as important, if not more so, to the maintenance and growth of the Company. The Company also owns various trade names, trademarks, service marks, and logos used in its businesses, which OCC intends to actively protect. In connection with the LodgeNet litigation, in 1998 the Company and LodgeNet have licensed each other's patented technology for five years.

INTERNATIONAL MARKETS

         In addition to its operations in the fifty United States, OCC offers its services in Canada, Latin America, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region.

         The Company historically experienced higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. However, the Company generally also incurs greater capital expenditure and operating costs outside the United States. Additionally, the effect of the Asian economic crisis contributed to a decline in revenues from that region in 1998 and 1999. At December 31, 1999, the Company serviced 423 hotels with a total of approximately 126,000 rooms located outside the United States.

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


LICENSEES AND OTHER SYSTEM SALES

         OCC sells systems to certain other providers of in-room entertainment including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and Allin Interactive, who is licensed to install OCX equipment on cruise ships. Through September 1998, MagiNet Corporation (formerly Pacific Pay Video Limited) ("MagiNet"), was licensed to use OCV's system to provide on-demand in-room entertainment in the Asia Pacific region. In September 1998, OCV filed suit against MagiNet for violations of the license agreement between MagiNet and OCV, and concurrently terminated MagiNet's license to use the OCV system. MagiNet is contesting the termination and the lawsuit and has asserted counterclaims against OCC and OCV.

MARKETS AND CUSTOMERS

         On Command currently provides entertainment and information services to hotels which are associated with major hotels chains, management companies and independent hotels including Adam's Mark, Fairmont, Four Seasons, Hilton (including Hilton Garden Inn), Doubletree, Embassy Suites, Hampton Inn, Holiday Inn, Hyatt, Loews, Marriott (including Courtyard By Marriott, Fairfield Inn, Renaissance, Residence Inn, & Ritz-Carlton), Wyndham International, Inc., Radisson, Sheraton and Starwood Hotels & Resorts (W & Westin). OCC serves major chains and selected other hotels throughout the United States, Canada, Latin America, the United Kingdom, Spain, France, Australia, and the Asia-Pacific region.

         The following table sets forth certain information regarding the number of hotels and rooms served by OCC as of December 31, 1999 and 1998, respectively:

                                                          As of December 31
                                                        1999             1998
                                                        ----             ----

Hotels Served:
   U.S.                                                2,871            2,799
   Non-U.S.                                              423              421


Rooms Served:
   U.S.                                              830,000          805,000
   Non-U.S.                                          126,000          124,000


Total Net Room Revenue per Equipped
Room (NRER)
                                                $21.19/month     $20.76/month

EMPLOYEES

         As of December 31, 1999, OCC employed a total of 914 persons, including 76 in engineering, 368 in domestic installation and service, 152 in domestic manufacturing and operations, 29 in sales, 164 in management, administration and finance, and 125 in international service and operations. During fiscal year 1999 and 1998, the majority of research and development efforts have been performed by the Company's employees rather than outside consultants. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.


ITEM 2. PROPERTIES

         On Command Corporation currently leases its headquarters located in San Jose, California. The headquarters contain approximately 131,000 square feet of office, light manufacturing, and storage space. In connection with the acquisition of SpectraVision, On Command Corporation acquired the SpectraVision headquarters building in Richardson, Texas which contained approximately 84,000 square feet of office, light manufacturing, and storage space. OCC sold the Richardson facility in the fourth quarter of 1997 and leased back the facility through March 31, 1998. The Company has transferred all necessary operations to the San Jose headquarters. In connection with the Acquisition, OCC also acquired other leased space that housed SpectraVision's customer support operations throughout the United States, Canada, Latin America, Puerto Rico, Hong Kong, and Australia. The Company's properties are suitable and adequate for the Company's business operations.


ITEM 3.  LEGAL PROCEEDINGS

         On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the companies have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998, the second payment of approximately $3.9 million (net of expenses) in July 1999 and expects to receive a payment of approximately
$3.9 million (net of expenses) in July 2000. OCC will recognize the additional royalty revenue as the cash payments are received.

         In September 1998, OCV filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. While the outcome of MagiNet's counterclaim cannot be predicted with certainty, management of the Company intends to defend itself vigorously and expects that any liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On Command Corporation's Common Stock and Series A and B Warrants are traded on the NASDAQ National Market under the symbols ONCO, ONCOW, and ONCOZ respectively. Series C Warrants were given to an advisor to the Acquisition transaction but were not registered for public trading. The high and low closing prices for On Command Corporation's securities during the periods January 1, 1999 through December 31, 1999 and January 1, 1998 through December 31, 1998 are as follows:


                                                Price Range
                                                -----------
         Common Stock                       High           Low
         ------------                       ----           ---
         1999:
         First Quarter                      $  10.3750     $   8.7500
         Second Quarter                     $  17.7500     $  13.1250
         Third Quarter                      $  19.1900     $  17.2800
         Fourth Quarter                     $  19.0000     $  14.9400

         1998:
         First Quarter                      $  10.3750     $   8.8750
         Second Quarter                     $  17.7500     $   9.0625
         Third Quarter                      $  19.1875     $  18.0000
         Fourth Quarter                     $  19.0000     $  14.9375



                                                Price Range
                                                -----------
         Series A Warrants                  High           Low
         -----------------                  ----           ---
         1999:
         First Quarter                      $   4.2500     $   3.7500
         Second Quarter                     $   6.0000     $   3.7500
         Third Quarter                      $   9.3750     $   5.7500
         Fourth Quarter                     $   7.8750     $   5.2500

         1998:
         First Quarter                      $   7.1250     $   6.7500
         Second Quarter                     $   6.0000     $   5.5000
         Third Quarter                      $   5.8750     $   5.2500
         Fourth Quarter                     $   5.7500     $   3.5000


                                                Price Range
                                                -----------
         Series B Warrants                  High           Low
         -----------------                  ----           ---
         1999:
         First Quarter                      $   2.7500     $   2.7500
         Second Quarter                     $   5.3750     $   2.5000
         Third Quarter                      $   6.5000     $   5.0000
         Fourth Quarter                     $   7.7500     $   3.8750

         1998:
         First Quarter                      $   5.4375     $   5.1250
         Second Quarter                     $   5.1875     $   5.0000
         Third Quarter                      $   4.1250     $   2.9375
         Fourth Quarter                     $   3.0000     $   2.0000

         As of March 27, 2000 there were 30,436,423 shares of Common Stock, 1,424,875 Series A Warrants, 2,625,000 Series B Warrants, and 3,450,000 Series C Warrants issued and outstanding. As of March 27, 2000 there were 340 Common Stockholders, 18 Series A Warrant holders, 270 Series B Warrant holders, and 8 Series C Warrant holders of record. The Company's Transfer Agent and Registrar is the Bank of New York located at 101 Barclay Street, New York, New York.

         The Company currently has a $200 million credit facility. This facility has certain restrictive covenants including a restriction on the Company's ability to pay dividends or make other distributions.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        1999          1998          1997         1996(1)        1995
                                                     ----------    ----------    ----------    ----------    ----------
                                                                (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
  Total revenues .................................   $  252,948    $  238,820    $  222,103    $  147,469    $  102,059
  Total direct costs of revenues .................      113,218       103,902       103,343        71,019        48,417
  Total operating expenses .......................      158,636       151,068       142,166        87,770        45,091
  Income (loss) from operations ..................      (18,906)      (16,150)      (23,406)      (11,320)        8,551
  Net income (loss) (2) ..........................      (29,394)      (25,966)      (33,314)      (14,739)        4,902
  Net income (loss) applicable to
       nonredeemable common stock ................      (29,394)      (25,966)      (33,314)      (15,222)        4,261
  Basic net income (loss) per share ..............        (0.97)        (0.86)        (1.11)        (0.67)         0.24
  Diluted net income (loss) per share ............        (0.97)        (0.86)        (1.11)        (0.67)         0.22
  Shares used in basic per share
      calculations (in thousands) ................       30,222        30,150        30,081        22,625        17,554
  Shares used in diluted per share
      calculations (in thousands) ................       30,222        30,150        30,081        22,625        19,406
CASH FLOW DATA:
   Net  cash provided by operating activities ....   $   70,893    $   53,913    $   53,481    $   42,784    $   41,374
   Net cash used in investing activities .........      (85,478)      (83,208)      (88,044)      (80,505)      (63,693)
   Net cash provided by financing activities .....       16,337        30,379        35,268        42,521        14,952
OTHER DATA:
  EBITDA (3) .....................................   $   75,912    $   72,049    $   55,578    $   41,960    $   37,288
  Cash dividends per share .......................           --            --            --    $     0.49            --
  Rooms served at end of period (4) ..............      956,000       929,000       893,000       917,000       361,000
      On Demand rooms ............................      884,000       829,000       765,000       709,000       361,000
      Scheduled rooms ............................       72,000       100,000       128,000       208,000            --
  Hotels served at end of period .................        3,366         3,220         3,060         3,144         1,221
  Capital expenditures (5) .......................   $   85,478    $   83,208    $   92,307    $   70,545    $   63,693
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets ...................................   $  402,917    $  402,968    $  401,388    $  396,538    $  211,005
  Total debt .....................................      180,000       163,000       133,000        98,000        15,942
  Redeemable common stock ........................           --            --            --            --        11,684
  Total stockholders' equity .....................      164,095       190,005       217,167       250,917       169,804

-------------

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

(2) 1996 data also includes $8.7 million of charges which management believes are one-time in nature which consist of asset write-downs, reserves, and expense accruals related to the Acquisition and integration of SpectraVision; re-alignment of the Company's operating practices; and the establishment of On Command Corporation as a new public company. Of the non-recurring charges, $6.7 million affected EBITDA (see note 3). Excluding non-recurring charges, the net loss applicable to non-redeemable common stock for 1996 would have been $6.5 million, net loss per common and equivalent share would have been $0.29, and EBITDA would have been $48.7 million.

(3) EBITDA represents earnings before interest, income taxes, depreciation, amortization, stock based compensation and other non-operating items such as gain/loss on disposal of assets and exchange rate gain/loss. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 8 and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document. The Company's method for calculating EBITDA may be different than other companies.

(4) The decrease in rooms in 1997 is primarily due to the sale and termination of certain U.S. hotel contracts, which hotels received satellite only broadcasts of pay-per-view movies.

(5) Capital expenditures primarily include the installation of systems in new hotels, the conversion of SpectraVision systems and upgrades made to existing equipment in hotels, and internal fixed asset purchases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1999, 1998 and 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues for the year ended December 31, 1999 increased $14.2 million, or 5.9%, to $253.0 million, as compared to $238.8 million in 1998. Room revenues increased $12.3 million, or 5.4%, in 1999 to $239.5 million, as compared to $227.2 million in 1998. The increase was primarily attributable to new hotel installations, continued conversions of SpectraVision equipped properties, lower movie denial rates, higher average movie price, higher game and internet revenue, and, on average, more cable programming channels in each room during 1999 than in 1998. Video system sales and other revenues increased $1.9 million, or 16.4%, to $13.5 million in 1999, as compared to $11.6 million in 1998. The increase was primarily due to increased ordering of video systems by a major licensee, sales of OCX systems to a provider of entertainment systems to the cruise ship industry, and an increase in the net royalty payment received from LodgeNet. (See Note 13 to Notes to Consolidated Financial Statements).

         Total direct costs of revenues for the year ended December 31, 1999 increased $9.3 million, or 9.0%, to $113.2 million, as compared to $103.9 million in 1998. Direct costs associated with room revenue in 1999 increased $7.8 million, or 7.9%, to $106.8 million, as compared to $99.0 million in 1998, and as a percentage of room revenue increased to 44.6% for the year ended December 31, 1999 from 43.6% for the year ended December 31, 1998. The increase in the direct cost as a percentage of revenue is primarily due to an increase in movie royalties and hotel commissions. Direct costs from video system sales and other revenues increased $1.5 million, or 30.6%, to $6.4 million in 1999, as compared to $4.9 million in 1998, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 47.7% for the year ended December 31, 1999 from 42.1% for the year ended December 31, 1998. The increase is primarily due to lower margins on projects where the Company will contract with the hotel to provide wiring services prior to the movie system installation and lower margins on system sales.

         Operations expenses, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, for the year ended December 31, 1999 decreased $1.4 million, or 4.5%, to $29.9 million, as compared to $31.3 million for the year ended December 31, 1998, and as a percentage of room revenue decreased to 12.5% from 13.8% for the same period of 1998. The decrease is primarily due to the shut-down of the Company's Richardson facility in the first quarter of 1998 and lower costs for repair material, freight, and TV repair during 1999.

         Research and development expenses for the year ended December 31, 1999 increased $1.0 million, or 13.3%, to $8.5 million, as compared to $7.5 million for the year ended December 31, 1998. The increase is primarily due to the continued development of the OCX system, the Company's interactive multimedia technology and other new product offerings such as high-speed laptop connectivity.

         Selling, general and administrative expenses for the year ended December 31, 1999 increased $1.4 million, or 5.8%, to $25.4 million, as compared to $24.0 million for the year ended December 31, 1998. The increase is principally due to increased expenses in the areas of Account Management and Product Management as the Company continues to build its infrastructure in support of new interactive services (e.g. @Hotel Internet service) offered with OCX, the Company's new interactive platform.

         Depreciation, amortization, and stock based compensation expenses for the year ended December 31, 1999 increased $6.6 million, or 7.5%, to $94.8 million, as compared to $88.2 million for year ended December 31, 1998, and as a percentage of total revenue increased to 37.5% for 1999 from 36.9% during 1998. The increase is mainly due to depreciation on capital investments associated with the growing room base and converting hotels served by SpectraVision equipment, accelerated depreciation on certain end-of-life assets and a $1.1 million non-cash expense associated with accounting for cashless stock options in an executive compensation agreement, reflecting the increased share price, partially offset by the termination of amortization on SpectraVision equipment in October 1999.

         Interest Income for the year ended December 31, 1999 remained relatively flat as compared to 1998.

         Interest Expense/other expense for the year ended December 31, 1999 increased $0.4 million to $10.8 million, as compared to $10.4 million for the year ended December 31, 1998. This increase is attributable to additional borrowings incurred by On Command during 1999.

         Provision for income taxes for the year ended December 31, 1999 represents tax on income in certain international and domestic jurisdictions.

         Net loss increased to $29.4 million for the year ended December 31, 1999 from $26.0 million for year ended December 31, 1998 due to the factors described above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenues increased $16.7 million, or 7.5%, to $238.8 million in 1998, as compared to total net revenues of $222.1 million in 1997. Room revenues increased $16.7 million, or 7.9%, to $227.2 million in 1998 from $210.5 million in 1997. The increase was primarily due to stronger buy rates for movies during 1998, higher total rooms during the year, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in 1998 as compared to 1997. Revenues during 1997 were also affected by a satellite outage in January affecting certain SpectraVision properties and the termination and sale of approximately 40,000 rooms during the second half of the year that were receiving satellite only pay-per-view movies. Video system sales and other revenues remained relatively flat during 1998 as compared to 1997. This was due to a lower number of video system sales to the Company's primary licensees offset by the receipt of a $2.9 million royalty payment (net of legal fees) from LodgeNet made during the third quarter of 1998 (see Note 14 of Notes to Consolidated Financial Statements).

         Total direct cost of revenues increased by $0.6 million, or 0.5%, to $103.9 million in 1998 as compared to $103.3 million in 1997. Direct costs associated with room revenue increased $2.4 million, or 2.5%, to $99.0 million in 1998 from $96.6 million in 1997, however, as a percentage of room revenue decreased to 43.6% in 1998 as compared to 45.9% in 1997. The dollar amount increase was due to higher room revenues in 1998 as compared to 1997, while the decrease in the percentage was due to lower feature movies royalties as a percentage of total room revenues, and lower satellite/lease cost during 1998. Direct costs from video system sales and other revenues decreased $1.8 million, or 27.1%, to $4.9 million, as compared to $6.7 million in 1997, as a result of a decline in sales of video systems. Direct costs as a percentage of video system sales and other revenues decreased to 42.1% in 1998 from 57.9% in 1997. The improved gross margin was largely due to the receipt of the LodgeNet royalty payment during 1998.

         Operations expenses, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, decreased $2.7 million, or 7.9%, to $31.3 million in 1998, as compared to $34.0 million in 1997, and as a percentage of total revenue decreased to 13.1% in 1998 from 15.3% in 1997. The decrease was primarily due to non-recurring satellite re-deployment expenses incurred in the first quarter of 1997 and a higher percentage of rooms using OCV technology which is less expensive to support than SpectraVision technology.

         Research and development expenses in 1998 increased $0.6 million, or 9.0%, to $7.5 million as compared to $6.9 million in 1997. The higher expenses are due to increasing efforts in the development of the Company's new products, services and programming support.

         Selling, general, and administrative expenses increased $1.8 million, or 7.9%, to $24.0 million in 1998, as compared to $22.3 million in 1997. The increase is principally due to higher expenses in product management and marketing in order to support new products and initiatives.

         Depreciation and amortization expense increased $9.2 million, or 11.7%, to $88.2 million in 1998 from $79.0 million in 1997, and as a percentage of total revenue increased to 36.9% in 1998 from 35.6% in 1997. These expenses are primarily attributable to depreciable assets associated with video systems that generate movie revenue. The dollar increase reflects capital investments associated with growing the Company's room base and converting SpectraVision rooms to OCC equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during 1999 were net cash from operations of $70.9 million and net borrowings of $17.0 million from the Company's revolving credit facility. Cash was expended primarily for capital expenditures which totaled $85.5 million during 1999, primarily for the conversion of SpectraVision systems, the installation of new hotels with the OCX and OCV systems, the conversion of OCV systems to OCX, increased inventory, and internal fixed asset purchases. At December 31, 1999, the Company's installed room base was approximately 956,000, as compared to approximately 929,000 at the end of 1998. During 1999, the Company installed its OCX and OCV systems in approximately 96,900 rooms, of which approximately 56,900 were new hotel installations, approximately 29,500 were conversions of SpectraVision properties, and 10,500 were conversions of OCV systems to OCX.

         The Company's principal cash requirements in 2000 are expected to include the installation of the Company's OCX system in new hotels, the continued conversion of SpectraVision properties to the more dependable OCX system, and conversions of OCV rooms to OCX, and internal fixed asset purchases. The Company anticipates these activities will require capital expenditures of approximately $90.0 to $110.0 million in 2000.

         At December 31, 1999, the Company had $180.0 million outstanding under its Credit Facility and had access to an additional $20.0 million of long-term financing. The Company expects that the available cash, cash flows from operations and funds available under the Credit Facility will be sufficient to finance its expected investment in in-room video systems through the first quarter and into the second quarter of 2000. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $6 to $8 million per month through June 30, 2000. In order to meet its business plan beyond the second quarter of 2000, the Company will need to raise additional financing and re-negotiate the financial covenants in its current Credit Facility. The Company is currently pursuing its alternatives in this area. If the Company is unable to raise additional financing, the Company would need to reduce its capital spending well below the levels stated above for the year 2000 which would inhibit its ability to grow - see Business Risks - "DEPENDENCE ON ADDITIONAL CAPITAL FOR GROWTH."

LIMITATIONS ON ADDITIONAL DEBT FINANCING

         On Command Corporation and Ascent entered into a Corporate Agreement, as amended (the "Corporate Agreement"), pursuant to which OCC has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the Credit Facility, and indebtedness incurred in the ordinary course of operations which together shall not exceed $200 million in the aggregate through June 30, 2000.

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

BUSINESS RISKS

CONTROL BY ASCENT

         Ascent owned approximately 56.6% of the outstanding OCC Common Stock at December 31, 1999. Accordingly, Ascent has the ability to control the management and policies of On Command Corporation and the outcome of matters submitted to the stockholders for approval, including the election of directors. In addition, the Company and Ascent have entered into a Corporate Agreement which requires the Company to get Ascent's approval with respect to incurring indebtedness and issuing equity.

         On February 22, 2000, Ascent entered into an Agreement and Plan of Merger with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a Tender Offer (the "Offer") offering

Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 and under its terms and subject to its conditions, the Offer will expire on March 27, 2000, unless extended pursuant to the Merger Agreement. The Offer is conditioned on the tender of at least a majority of the Ascent shares as well as other customary conditions. Under the Merger Agreement and subject to the terms thereof, if Merger Sub purchases a majority of the outstanding Ascent common stock in the Offer, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than Shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per Share in cash. Liberty has indicated its intention to sell Ascent's Sports related businesses.

DEPENDENCE ON ADDITIONAL CAPITAL FOR GROWTH

         The growth of On Command Corporation's business requires substantial investment on a continuing basis to finance capital expenditures and related expenses. Prior to the acquisition of SpectraVision, OCC had relied on capital provided by Ascent and cash flow from operations to finance its growth. However, Ascent is not obligated to provide any additional capital or debt financing to On Command Corporation. On Command Corporation intends to use cash flow from operations and additional borrowings (subject to the limitations discussed under "Limitations on Additional Debt Financings") to support its growth. Whether or when On Command Corporation can achieve cash flow levels sufficient to support its anticipated growth cannot be accurately predicted. Unless such cash flow levels are achieved, On Command Corporation may require additional borrowings or the sale of debt or equity securities (subject to the limitations described under "Limitations on Additional Debt Financings"), or some combination thereof, to provide funding for growth or, alternatively, may have to reduce growth to a level that can be supported by internally generated cash flow. On Command Corporation can give no assurances with respect to the impact on the results of operations and financial condition if On Command Corporation is required to reduce growth to a level that can be supported by internally generated cash flow.

THINLY TRADED STOCK IN THE PUBLIC MARKET AND POSSIBLE VOLATILITY OF STOCK PRICE

         At December 31, 1999, approximately 43.4% of the outstanding On Command Common Stock is traded on the Nasdaq National Market, the public market for the OCC Common Stock and the On Command Corporation Warrants, and accordingly, the Stock and Warrants may not be subject to an active public market which can be sustained. Further, the stock markets may experience volatility that affects the market prices of companies in ways unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the OCC Common Stock or Warrants.

HIGHLY COMPETITIVE IN-ROOM ENTERTAINMENT INDUSTRY

         The hotel in-room entertainment industry is highly competitive. Due to the high level of penetration in the United States lodging industry already achieved by participants in the in-room entertainment industry and the current rate of construction and expansion of hotel properties in the United States, most of the growth opportunities in the in-room entertainment industry currently involve securing contracts to serve hotels that are already being served by a competing vendor, expanding internationally and broadening the range of services provided. These circumstances have led to increasing competition for contract renewals, particularly at hotels operated by major hotel chains. There can be no assurance that On Command Corporation will obtain new contracts with hotels currently served by other vendors or that On Command Corporation will be able to retain contracts with the hotels served by OCV and SpectraVision when those contracts expire. The loss by On Command Corporation of one or more of the major hotel chain customers, such as Marriott, Starwood, Hyatt or Hilton, could have a material adverse impact on On Command Corporation's results of operations. On Command Corporation is currently engaged in negotiations with Marriott, Hilton, and Starwood, as well as other key customers, regarding the renewal, extension or amendment of their existing contracts, and On Command Corporation believes that each of these negotiations is affected by the competitive environment. See "Dependence on Significant Customers." In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors already are providing free-to-guest services to hotels and testing video-on-demand. Some of these potential competitors have substantially greater resources than On Command Corporation.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

         Marriott, Hilton, Holiday Inn, Hyatt and Starwood accounted for approximately 25%, 20%, 10%, 8%, and 7%, respectively, of On Command Corporation's room revenues for the year ended December 31, 1999. These revenue percentages represent all chain affiliations including owned, managed, and franchised hotels. Contracts are written at the hotel level and therefore expirations occur over extended periods of time depending on the installation date of the particular hotel. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command Corporation's results of operations or financial condition. However, these customers represent both chain-owned managed hotels, as well as franchisees. The Company often has different contracts on different terms with the chain-owned/managed hotels, on the one hand, and with the franchisees (or groups of franchisees), on the other.

DEPENDENCE ON PERFORMANCE OF LODGING INDUSTRY

         On Command's business is closely linked to the performance of the hotel industry in which overall occupancy has been declining recently, though not as significantly as in many of the luxury and business hotels served by OCC. Declines in hotel occupancy as a result of general business, economic, seasonal and other factors can have a significant adverse impact on On Command Corporation's results of operations.

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

ANTI-TAKEOVER PROTECTIONS

         Ascent owns approximately 56.6% of the OCC Common Stock at December 31, 1999, before giving effect to the exercise of any Warrants. Accordingly, On Command Corporation will not be able to engage in any strategic transactions without the approval of Ascent - see "CONTROL BY ASCENT." Even if Ascent's interest in On Command Corporation were reduced below such level, On Command Corporation's Certificate of Incorporation contains certain provisions that could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of On Command Corporation. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of OCC Common Stock. Certain of such provisions allow On Command Corporation to issue preferred stock with rights senior to those of the OCC Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

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

YEAR 2000

         The Company had developed a formal plan to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. Through the date of this report, there have been no adverse effects on the Company's business, results of operations or financial condition as a result of Year 2000 problems with its computer systems and operations. In addition, the Company has not encountered any Year 2000 problems with any of its vendors or customers. Although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly, the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At December 31, 1999, the Company had $180.0 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 6.736%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at December 31, 1999 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $1.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of On Command Corporation:

We have audited the accompanying consolidated balance sheets of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


San Jose, California
March 3, 2000

ON COMMAND CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
--------------------------------------------------------------------------------

ASSETS                                                                                   1999              1998
CURRENT ASSETS:
  Cash and cash equivalents                                                          $    8,972      $    7,235
  Accounts receivable (less allowance for doubtful accounts of $2,287 in 1999
    and $1,484 in 1998)                                                                  32,037          32,167
   Other current assets                                                                   1,211           2,633
                                                                                     ----------      ----------
         Total current assets                                                            42,220          42,035
VIDEO SYSTEMS, Net                                                                      266,947         267,880
PROPERTY AND EQUIPMENT, Net                                                              17,644          11,829
GOODWILL, Net                                                                            73,297          77,674
OTHER ASSETS, Net                                                                         2,809           3,550
                                                                                     ----------      ----------
                                                                                     $  402,917      $  402,968
                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $   31,435      $   23,305
  Accounts payable to stockholder (Note 9)                                                1,054             138
  Accrued compensation                                                                    6,431           5,916
  Other accrued liabilities                                                               8,750          11,977
  Current portion of capital lease obligations                                            2,533              --
  Taxes payable                                                                           6,809           7,632
                                                                                     ----------      ----------
         Total current liabilities                                                       57,012          48,968
CAPITAL LEASES OBLIGATIONS AND OTHER LONG TERM LIABILITIES (Note 6)                       1,758             995
REVOLVING CREDIT FACILITY (Note 5)                                                      180,000         163,000
                                                                                     ----------      ----------
         Total liabilities                                                              238,770         212,963


COMMITMENTS AND CONTINGENCIES (Notes 6 and 13)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; shares authorized - 10,000; none outstanding              --              --
  Common stock, $.01 par value; shares authorized - 50,000 in 1999 and 1998;                303             302
    shares issued and outstanding 30,313 in 1999 and 30,173 in 1998
  Additional paid-in capital                                                            251,677         249,809
  Common stock warrants                                                                  31,450          31,450
  Accumulated other comprehensive loss                                                     (872)         (2,539)
  Accumulated deficit                                                                  (118,411)        (89,017)
                                                                                     ----------      ----------
         Total stockholders' equity                                                     164,147         190,005
                                                                                     ----------      ----------
                                                                                     $  402,917      $  402,968
                                                                                     ==========      ==========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                            1999            1998            1997
REVENUES:
  Room revenues                                                          $  239,473      $  227,177      $  210,493
  Video systems sales/other
                                                                             13,475          11,643          11,610
                                                                         ----------      ----------      ----------

           Total revenues (see Note 10 for related party revenues)          252,948         238,820         222,103
                                                                         ----------      ----------      ----------

DIRECT COSTS OF REVENUES:
  Room revenues                                                             106,791          98,999          96,617
  Video systems sales /other                                                  6,427           4,903           6,726
                                                                         ----------      ----------      ----------

           Total direct costs of revenues                                   113,218         103,902         103,343
                                                                         ----------      ----------      ----------

OPERATING EXPENSES:
  Operations                                                                 29,958          31,301          33,993
  Research and development                                                    8,479           7,537           6,912
  Selling, general and administrative (excludes $1,064
    of stock based compensation in 1999 included below)                      25,381          24,031          22,277
  Depreciation, amortization and stock-based compensation (Note 7)           94,818          88,199          78,984
                                                                         ----------      ----------      ----------

           Total operating expenses                                         158,636         151,068         142,166
                                                                         ----------      ----------      ----------

LOSS FROM OPERATIONS                                                        (18,906)        (16,150)        (23,406)

INTEREST INCOME                                                                 520             503             155

INTEREST/OTHER EXPENSE                                                      (10,808)        (10,428)         (9,277)
                                                                         ----------      ----------      ----------

LOSS BEFORE INCOME TAXES                                                    (29,194)        (26,075)        (32,528)

PROVISION (BENEFIT) FOR INCOME TAXES
                                                                                200            (109)            786
                                                                         ----------      ----------      ----------

NET LOSS                                                                 $  (29,394)     $  (25,966)     $  (33,314)
                                                                         ==========      ==========      ==========



BASIC AND DILUTED NET LOSS PER SHARE                                     $    (0.97)     $    (0.86)     $    (1.11)
                                                                         ==========      ==========      ==========

SHARES USED IN BASIC AND DILUTED
  PER SHARE COMPUTATIONS                                                     30,222          30,150          30,081
                                                                         ==========      ==========      ==========

  See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                ACCUM.
                                                              COMMON STOCK           ADDITIONAL    COMMON        OTHER
                                                         ------------------------      PAID-IN      STOCK        COMP.
                                                           SHARES        AMOUNT        CAPITAL     WARRANTS      LOSS

BALANCES,  January 1, 1996                                   30,047    $      300    $  249,164   $   31,450   $     (260)

Exercise of stock options                                        67             1           238
Issuance of common stock under ESP plan (see Note 7)              2                          29
Translation adjustment                                                                                               (704)
Net loss
                                                         ----------    ----------    ----------   ----------   ----------

BALANCES,  December 31, 1997                                 30,116           301       249,431       31,450         (964)

Exercise of stock options                                        42             1           236
Issuance of common stock under ESP plan (see Note 7)             15                         142
Translation adjustment                                                                                             (1,575)
Net loss
                                                         ----------    ----------    ----------   ----------   ----------

BALANCES, December 31, 1998                                  30,173    $      302    $  249,809   $   31,450   $   (2,539)

Exercise of stock options                                       123             1           588
Stock based compensation                                                                  1,064
Issuance of common stock to directors                             2                          29
Issuance of common stock under ESP plan (see Note 7)             15                         187
Translation adjustment                                                                                              1,667
Net loss
                                                         ----------    ----------    ----------   ----------   ----------

BALANCES, December 31, 1999                                  30,313    $      303    $  251,677   $   31,450   $     (872)
                                                         ==========    ==========    ==========   ==========   ==========


                                                         RETAINED        TOTAL
                                                         EARNINGS     STOCKHOLDERS'
                                                         (DEFICIT)       EQUITY

BALANCES,  January 1, 1996                               $  (29,737)   $  250,917

Exercise of stock options                                                     239
Issuance of common stock under ESP plan (see Note 7)                           29
Translation adjustment                                                       (704)
Net loss                                                    (33,314)      (33,314)
                                                         ----------    ----------

BALANCES,  December 31, 1997                                (63,051)      217,167

Exercise of stock options                                                     237
Issuance of common stock under ESP plan (see Note 7)                          142
Translation adjustment                                                     (1,575)
Net loss                                                    (25,966)      (25,966)
                                                         ----------    ----------

BALANCES, December 31, 1998                              $  (89,017)   $  190,005

Exercise of stock options                                                     589
Stock based compensation                                                    1,064
Issuance of common stock to directors                                          29
Issuance of common stock under ESP plan (see Note 7)                          187
Translation adjustment                                                      1,667
Net loss                                                    (29,394)      (29,394)
                                                         ----------    ----------

BALANCES, December 31, 1999                              $ (118,411)   $  164,147
                                                         ==========    ==========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997  (IN THOUSANDS)
--------------------------------------------------------------------------------

                                       1999        1998        1997

Net loss                             $(29,394)   $(25,966)   $(33,314)

Translation adjustments                 1,667      (1,575)       (704)
                                     --------    --------    --------

Comprehensive loss                   $(27,727)   $(27,541)   $(34,018)
                                     ========    ========    ========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  1999            1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        (29,394)        (25,966)        (33,314)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation, amortization and stock based compensation                        94,818          88,278          78,984
    Deferred income taxes, net                                                         --              --             (47)
    Provision for loss on long term investment                                         --              --             917
    (Gain)/Loss on disposal of fixed assets                                           (46)             72            (844)
    Changes in assets and liabilities net of effects from acquired operations:
      Accounts receivable                                                             412          (5,439)         (1,584)
      Other assets                                                                  1,056               7           1,420
      Accounts payable                                                              8,062           3,269           3,246
      Accounts payable to stockholder                                                 917              34              83
      Accrued compensation                                                            484            (121)            880
      Other accrued liabilities                                                    (3,635)         (2,735)          5,395
      Taxes payable                                                                (1,781)         (3,486)         (1,655)
                                                                               ----------      ----------      ----------

           Net cash provided by operating activities                               70,893          53,913          53,481
                                                                               ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (85,478)        (83,208)        (92,307)
  Proceeds from sale of property and equipment                                         --              --           4,263
                                                                               ----------      ----------      ----------

           Net cash used in investing activities                                  (85,478)        (83,208)        (88,044)
                                                                               ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under  credit facility                                  17,000          30,000         165,000
  Payment of former credit facility                                                    --              --        (130,000)
  Payments on capital lease obligations                                            (1,468)             --              --
  Proceeds from issuance of common stock                                              805             379             268
                                                                               ----------      ----------      ----------

           Net cash provided by financing activities                               16,337          30,379          35,268
                                                                               ----------      ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (15)           (136)           (151)
                                                                               ----------      ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,737             948             554

CASH AND CASH EQUIVALENTS, Beginning of year                                        7,235           6,287           5,733
                                                                               ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, End of year                                         $    8,972      $    7,235      $    6,287
                                                                               ==========      ==========      ==========

SUPPLEMENTAL INFORMATION:
  Cash paid for income taxes                                                   $      193      $       --      $    1,012
                                                                               ==========      ==========      ==========
  Cash paid for interest                                                       $    9,549           9,597           6,832
                                                                               ==========      ==========      ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Reversal of accrued mode in purchase price allocation                        $       --      $       --      $    3,000
                                                                               ==========      ==========      ==========
  Capital lease obligations                                                    $    5,760      $       --      $       --
                                                                               ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.    BASIS OF PRESENTATION

      On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of effecting (i) the merger of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of OCC, after which OCV became a wholly-owned subsidiary of OCC, and (ii) the acquisition (the "Acquisition") of Spectradyne, Inc., a wholly-owned subsidiary of SpectraVision, Inc. Following the Acquisition, Spectradyne, Inc. changed its name to SpectraVision, Inc. ("SpectraVision"). Ascent had been a majority-owned subsidiary of COMSAT Corporation ("COMSAT") and on June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution").

      On February 22, 2000, Ascent entered into an Agreement and Plan of Merger with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Prior to Ascent entering into the Merger Agreement, the OCC Board of Directors approved the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub commenced a Tender Offer (the "Offer") offering to Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 and under its terms and subject to its conditions, the Offer will expire on March 27, 2000, unless extended pursuant to the Merger Agreement. The Offer is conditioned on the tender of at least a majority of the Ascent shares as well as other customary conditions. Under the Merger Agreement and subject to the terms thereof, if Merger Sub purchases a majority of the outstanding Ascent common stock in the Offer, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than Shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per share in cash.

2.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF BUSINESS - The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary installed video system is OCV's patented video selection and distribution system that allows hotel guests to select motion pictures on computer-controlled television sets located in their hotel rooms at any time. The Company also provides in-room viewing of free-to-guest programming of select cable channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include games, Internet offerings and various hotel and guest services. The Company has operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, Australia, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of OnCommand Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments, with insignificant interest rate risk, acquired with an original maturity of less than three months to be cash equivalents. Cash equivalents consist primarily of certificates of deposit and bank savings accounts.

      VIDEO SYSTEMS, PROPERTY AND EQUIPMENT - Video systems and property and equipment are stated at cost less accumulated depreciation and amortization. Installed video systems consist of equipment and related costs of installation at hotel locations. Construction in progress consists of purchased and manufactured parts of partially constructed video systems. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives, generally three to twenty years, or lease terms. Video systems and equipment acquired from the SpectraVision Acquisition were depreciated over 36 months, which term was completed in October 1999.

      OTHER ASSETS - Other assets at December 31, 1999 and 1998 include an investment of $348,000 in MagiNet Corporation (See Note 9 for additional discussion on MagiNet) and approximately $0 and $610,000 at December 31, 1999 and 1998, respectively, for technology acquired in the SpectraVision Acquisition (net of amortization recorded on a straight-line basis over three years). The investment in MagiNet was reduced by $917,000 in 1997 from an original cost of $1,265,000 due to a dilution of the Company's ownership in MagiNet.

      GOODWILL - Goodwill resulted from the SpectraVision Acquisition and represents the excess of the aggregate purchase price over the fair value of net assets acquired. The goodwill is being amortized over 20 years using the straight-line method. Amortization expense was $4,376,000, $4,376,000, and $4,454,000, in 1999, 1998, and 1997, respectively.

      EVALUATION OF LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As of December 31, 1999 and 1998, management believes that there was not any impairment of the Company's long-lived assets or other identifiable intangibles.

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

      NET LOSS PER SHARE - Basic loss per share excludes dilution and is computed by dividing net loss applicable to nonredeemable common stock by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computations in loss periods as their effect would be antidilutive. For the years ended December 31, 1999, 1998 and 1997 approximately 10.0 million, 10.1 million, and 9.9 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are antidilutive.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of the revolving credit facility at December 31, 1999 was approximately $187,000,000 based on the current rate offered to the Company for debt of the same remaining maturities.

      FOREIGN CURRENCY TRANSLATION - For translation of its foreign currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of the international subsidiaries are translated at the rate of exchange in effect at period end. Results of operations are translated at the average rate of exchange in effect during the period. Translation adjustments are included within stockholders' equity. Balances of international subsidiaries denominated in currencies other than the functional currency are restated at the rate of exchange at year end and any resulting gains or losses are included in the results of operations.

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

      The Company participates in the highly competitive in-room entertainment industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: decline in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more major hotel chain customers; ability to obtain additional capital to finance capital expenditures; ability to maintain compliance with Credit Facility covenants; ability to retain senior management and key employees; and risks of technological developments.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the Company early adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In 1999 and 1998, the Company capitalized approximately $5,700,000 and $4,100,000 of costs, respectively, in accordance with this SOP.

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment (see Note 11).

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or total stockholders' equity.

3.    VIDEO SYSTEMS

      Video systems at December 31 consist of the following (in thousands):


                                                              1999            1998
                      Installed video systems              $  524,167      $  459,178
                      Construction in progress                 48,590          46,431
                                                           ----------      ----------
                                                              572,757         505,609
                      Accumulated depreciation               (305,810)       (237,729)
                                                           ----------      ----------

                      Video systems, net                   $  266,947      $  267,880
                                                           ==========      ==========

      At December 31, 1999, the net basis of installed video systems included items acquired under capital leases at a cost of $3,085,000, less accumulated depreciation of $1,285,000.

4.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31 consist of the following (in thousands):

                                                                  1999          1998
         Furniture and fixtures                                 $  3,523      $  4,377
         Machinery, computer equipment and software               22,514        15,568
         Leased vehicles under capital leases                      2,675            --
         Buildings and leasehold improvements                      1,672         1,453
                                                                --------      --------
                                                                  30,384        21,398
         Accumulated depreciation and amortization               (12,740)       (9,569)
                                                                --------      --------

         Property and equipment, net                            $ 17,644      $ 11,829
                                                                ========      ========

      Vehicles acquired under capital leases had a cost basis of $2,675,000 at December 31, 1999, less accumulated amortization of $453,900.

5.    REVOLVING CREDIT FACILITY

      The Company currently has a $200 million credit facility (the "Credit Facility"). The Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1999, there was $20.0 million of available borrowings under the Credit Facility, subject to certain covenant restrictions.

      Revolving loans extended under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.75% depending on certain operating ratios of the Company. During 1999, the weighted average interest rate on the Credit Facility was 6.736%. In addition, a fee ranging from 0.1875% to 0.25% per annum is charged on the unused portion of the Credit Facility, depending on certain operating ratios of the Company. The Credit Facility contains customary covenants and agreements, most notably, the inclusion of restrictions on the Company's ability to pay dividends or make other distributions as well as leverage and interest coverage covenants. The Company was in compliance with such covenants at December 31, 1999. In order to meet its business plan beyond the second quarter of 2000, the Company will need to raise additional financing and re-negotiate the financial covenants in its current Credit Facility. The Company is currently pursuing its alternatives in this area. If the Company is unable to raise additional financing, the Company would need to reduce its capital spending for the year 2000 which would inhibit its ability to grow.

6.    COMMITMENTS

      OPERATING LEASES

      The Company leases its principal facilities under a noncancelable operating lease which expires in June 2004. In addition to lease payments, the Company is responsible for taxes, insurance and maintenance of the leased premises. The Company also leases certain other office space and equipment. These operating leases expire at dates ranging from 2000 to 2004.

      Rental payments for the Company's principal facility were approximately $1,690,000, $1,553,000,and $1,303,000 during the years ended December 31,
      1999, 1998, and 1997, respectively. In 1997 the owner of this facility was a minority stockholder. Rental expense under all operating leases was approximately $2,145,000, $5,100,000, and $4,400,000, for the years ended
      December 31, 1999, 1998, and 1997, respectively.

      Future minimum annual payments under noncancelable operating leases at December 31, 1999 are as follows (in thousands):

         YEARS ENDING DECEMBER 31:
         2000                                               $ 2,104
         2001                                                 1,915
         2002                                                 1,910
         2003                                                 1,850
         2004 and thereafter                                    940
                                                            -------

         Total                                              $ 8,719
                                                            =======

      CAPITAL LEASES

      During 1999, the Company amended certain of its operating lease agreements, primarily for vehicles and equipment, that qualify such amended leases as capitalized leases. Certain of these leases contain restrictions including maintenance of certain operating ratios. Following is a summary of future minimum lease payments for the Company's capital lease obligations:

         YEARS ENDING DECEMBER 31:

         2000                                                    $  2,819
         2001                                                       1,820
                                                                 --------
         Total future minimum lease payments                        4,639
         Less amounts representing interest                          (348)
                                                                 --------

         Present value of future minimum lease payments             4,291
         Less current portion                                       2,533
                                                                 --------
         Long-term portion of capital lease obligations          $  1,758
                                                                 --------

      PURCHASE COMMITMENTS

      Non-cancelable commitments for the purchase of video systems and office equipment amounted to approximately $9,500,000 at December 31, 1999.

7.    STOCKHOLDERS' EQUITY

      STOCK OPTION PLAN

      The Company adopted the 1996 Key Employee Stock Option Plan (the 1996
      Plan), expiring in 2006, under which employees may be granted, among other equity incentives, incentive or non-statutory stock options for the purchase of common stock of the Company. In addition, restricted stock purchases, performance awards, dividend equivalents, stock payment or appreciation rights or deferred stock may be granted under the plan. A total of 3,000,000 shares were initially reserved for the plan.

      The exercise price is set by the Company's Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 5% quarterly thereafter. Unvested options are canceled upon termination of employment.

      Under employment agreements with certain former officers, 1,426,874 options were granted in 1996 with a three-year vesting period. During 1998, 1,041,562 of such options were cancelled. During the year ended December 31, 1999, $1,064,000 was recorded as stock-based compensation expense due to the cashless exercise feature of such options. No such expense was recorded in prior periods as the exercise price of such options exceeded the fair market value of the Company's common stock.

      1997 NON-EMPLOYEE DIRECTORS STOCK PLAN

      In May 1997, the Company adopted the Company's 1997 Non-Employee Directors Stock Plan ("Directors Plan"). The Directors Plan authorizes the granting of an annual award of 400 shares of the Company's common stock and, pursuant to an amendment adopted in 1999, a one-time non-qualified option to purchase 50,000 shares of the Company's common stock (a "Director Option") to each Independent Director. The aggregate number of shares of the Company's Common Stock which may be issued upon exercise of Directors Options granted under the Directors Plan plus the number of shares which may be awarded pursuant to the Directors Plan will not exceed 296,800, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. In 1999 and 1998, 200,000 and 12,000 options were granted, respectively. No options were granted in 1997.

      The following is a summary of activity under all of the Company's Stock Option Plans:

                                                                            Options Outstanding
                                                                       ---------------------------

                                                         OPTIONS                         WEIGHTED
                                                        AVAILABLE        NUMBER          AVERAGE
                                                        FOR GRANT       OF SHARES        EXERCISE
                                                                                          PRICE
Balances, January 1, 1997 (314,345 exercisable
  at a weighted-average price of $7.30)                   771,197       2,181,565      $    14.14

Granted (weighted-average fair value of $3.96)           (324,000)        324,000           11.54
Exercised                                                      --         (68,506)           5.22
Canceled                                                   63,250         (63,250)          12.63
                                                       ----------      ----------

Balances, December 31, 1997 (814,178 exercisable
  at a weighted-average price of $12.95)                  510,447       2,373,809           14.09

Granted (weighted-average fair value of $4.62)           (644,196)        644,196           13.22
Exercised                                                      --         (41,218)           6.00
Canceled                                                1,236,312      (1,236,312)          15.26
                                                       ----------      ----------

Balances, December 31, 1998 (697,313 exercisable
  at a weighted-average price of $12.43)                1,102,563       1,740,475           13.13

Granted (weighted-average fair value of $7.02)         (1,270,500)      1,270,500           14.00
Increase in options authorized                            200,000              --
Exercised                                                      --        (117,745)           5.00
Canceled                                                  408,151        (408,151)          12.79
                                                       ----------      ----------

Balances, December 31, 1999 (690,847 exercisable
  at a weighted-average price of $12.77)                  440,214       2,485,079           13.70
                                                       ==========      ==========

      Additional information regarding options outstanding as of December 31, 1999 as follows:

                                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           ---------------------------       --------------------------
                                            WEIGHTED
                                             AVERAGE          WEIGHTED                         WEIGHTED
        RANGE OF                            REMAINING         AVERAGE                          AVERAGE
        EXERCISE             NUMBER        CONTRACTUAL        EXERCISE          NUMBER         EXERCISE
         PRICES           OUTSTANDING      LIFE (YEARS)         PRICE        EXERCISABLE         PRICE

       $4.40-5.92             50,259            1.9           $  5.30            50,259        $   5.30
       $7.04-9.34            334,012            8.1           $  8.71           144,762        $   8.62
      $10.97-13.00           762,496            8.2           $ 12.53           191,779        $  12.05
      $14.78-18.25         1,337,712            9.2           $ 15.93           304,047        $  15.75
                           ---------                                          ---------
                           2,485,079            8.5           $ 13.70           690,847        $  12.47
                           =========                                          =========

      As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, as the exercise price of the options is not less than the fair market value of the underlying stock at the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value methods as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997: expected life of 5.5 years for 1999, 1998, and 1997 grants; stock volatility of 45.9% and a risk free interest rate of 6.41% for 1999 grants; stock volatility of 25% and risk free interest rates of 6% for 1998 and 1997 grants; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $31,167,000 ($1.02 per basic and diluted share) in 1999, $28,848,000 ($0.96 per basic and diluted share) in 1998 and $37,397,000
      ($1.24 per basic and diluted share) in 1997. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

      EMPLOYEE STOCK PURCHASE PLAN

      In August 1997, the Company adopted the Employee Stock Purchase Plan (the "ESP Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESP Plan, Company employees can purchase the Company's common stock at a 10% discount from the market value on the purchase date. As of December 31, 1999, 31,498 shares have been purchased by Company employees.

      ON COMMAND WARRANTS

      In connection with the Acquisition, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC after exercise of the warrants). The warrants have a term of seven years and an exercise price of $15.27 per share of OCC common stock. Series A warrants to purchase on a cashless basis an aggregate of 1,425,000 shares of OCC common stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,123,823 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the former SpectraVision bankruptcy estate for distribution to creditors; and $4 million in cash was paid and Series C warrants were issued to OCC's investment advisor to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions. The fair value of the Series A warrants has been recognized as a dividend to the former OCV stockholders while the fair value of Series B and Series C warrants has been accounted for as a cost of the Acquisition. Subsequent to the Acquisition, OCC's investment advisor obtained a seat on the Company's Board of Directors.

      SHARES RESERVED FOR FUTURE ISSUANCE

      Shares of common stock reserved for future issuance at December 31, 1999 are as follows:

         Option Plans                                  2,925,293
         ESP Plan                                        148,502
         Warrants                                      7,500,000
                                                      ----------

         Total                                        10,573,795
                                                      ==========

8.    INCOME TAXES

      In conjunction with the SpectraVision acquisition (see Note 1), the Company ceased being a member of Ascent's consolidated tax group. Accordingly, OCC began filing a separate return commencing on October 6, 1996.

      The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

                                                       1999        1998        1997
         Current:
           Federal                                    $   --      $   --      $   --
           State                                         162          --         198
           Foreign                                        38        (109)        635
                                                      ------      ------      ------

                                                         200        (109)        833
         Deferred:
           Federal                                        --          --          --
           State                                          --          --          --
           Foreign                                        --          --         (47)
                                                      ------      ------      ------

                                                          --          --         (47)
                                                      ------      ------      ------

         Total                                           200        (109)        786
                                                      ======      ======      ======

      The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to loss before income taxes for the years ended December 31 as follows (in thousands):

                                                                  1999          1998          1997


         Tax benefit computed at federal statutory rate         $(10,218)     $ (9,126)     $(11,385)
         State tax benefit net of federal benefit                   (689)       (1,080)       (1,246)
         Goodwill                                                  1,690         1,750         1,750
         Other                                                       130           440           459
         Foreign                                                      38          (109)          588
                                                                --------      --------      --------
         Valuation allowance                                       9,249         8,016        10,620

         Provision for income taxes                             $    200      $   (109)     $    786
                                                                ========      ========      ========

      Loss before income taxes for the years ended December 31 consists of the following (in thousands):

                                                        1999          1998          1997

         Domestic                                     $(26,359)     $(23,438)     $(31,800)
         Foreign                                        (2,835)       (2,637)         (728)
                                                      --------      --------      --------

         Total                                        $(29,194)     $(26,075)     $(32,528)
                                                      ========      ========      ========

        Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at December 31 consist of the following (in thousands):

                                                                        1999          1998
         Deferred tax assets:
           Tax net operating loss and credit carryforwards            $ 60,526      $ 40,021
           Accruals not recognized for tax purposes                      5,655         5,413
           Other                                                         2,755         2,850
           Valuation allowance                                         (56,650)      (47,401)
                                                                      --------      --------
         Total deferred tax assets                                      12,286           883

         Deferred tax liabilities:
           Depreciation and amortization                               (12,267)         (817)
           Other                                                           (19)          (66)
                                                                      --------      --------

         Total deferred tax liabilities                                (12,286)         (883)
                                                                      --------      --------

         Net deferred tax liability                                   $     --      $     --
                                                                      ========      ========

      The Company has federal net operating loss carryforwards of approximately $151,000,000, which expire beginning in 2010. However, because of the acquisition of SpectraVision by On Command Corporation, the pre-ownership change net operating loss carryforwards (approximately $43,000,000 million) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6,000,000 million. In addition, the Company has state net operating loss carryforwards of approximately $111,000,000 which expire beginning in 2000. Certain of the state net operating loss carryforwards (approximately $7,000,000 million) are subject to the annual limitation under Section 382. Alternative minimum tax credit carryforwards of approximately $1,595,000 and $251,000 are available to offset future regular federal and state tax liabilities, respectively. Research and development tax credit carryforwards of approximately $32,000 and $611,000 are available to offset future federal and state tax liabilities, respectively.

      Current federal and California state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such "ownership change" as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

9.    RELATED PARTY TRANSACTIONS

      ASCENT ENTERTAINMENT GROUP, INC.

      During 1996, the Company and Ascent entered into a Corporate Agreement, as amended, pursuant to which the Company has agreed with Ascent not to incur any indebtedness without Ascent's prior consent, other than indebtedness under the Company's Credit Facility (see Note 5), and indebtedness incurred in the ordinary course of operations which together shall not exceed $200 million through June 30, 2000; provided, however, that such indebtedness may only be incurred in compliance with the financial covenants contained in the Credit Facility, with any amendments to such covenants subject to the written consent of Ascent.

      Effective October 8, 1996, the Company entered into an "Intercompany Management Services Agreement" with Ascent under which Ascent would provide certain management services to OCC through December 31, 1999. Services to be provided include insurance administration, coordination and advisory services regarding corporate financing, employee benefits administration, public relations, and various other general corporate functions. Fees for such services were $100,000 per month. In 1999, 1998 and 1997, Ascent waived the management services fee due under the Agreement. The Company had approximately $1,054,000 and $138,000 in non-interest bearing payables to Ascent at December 31, 1999 and 1998, respectively.

      MAGINET CORPORATION

      The Company had video system sales of approximately $0, $83,000 and $751,000, in 1999, 1998 and 1997, respectively, and room revenues of approximately $0, $0, and $150,000, in 1999, 1998 and 1997, respectively, from MagiNet Corporation which is a related party by virtue of the Company's preferred stock investment in this company. Accounts receivable from MagiNet at December 31, 1999 and 1998 was approximately $0 and $40,000, respectively, (See Note 2 for additional discussion).

10.   CONCENTRATION OF CREDIT RISK

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

      Marriott Corporation and its affiliates accounted for 25%, 24%, and 21%, of room revenues for the years ended December 31, 1999, 1998, and 1997, respectively, while Holiday Inn Corporation accounted for 10%, 11%, and 11% of room revenues for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, the Company earned revenues of approximately $47,895,000, $22,955,000, and $22,000,000, which accounted for 20%, 10%, and 10% of total room revenues for the years ended December 31, 1999, 1998, and 1997, respectively, from Hilton and its affiliates. Hilton owns approximately 2,333,346 shares of the Company's common stock, or 8.3% of the common stock at December 31, 1999. Accounts receivable from Hilton and its affiliates at December 31, 1999 and 1998 was approximately $1,600,000, and $1,400,000, respectively.

11.   GEOGRAPHIC OPERATING INFORMATION

      The following represents total revenues for the years ended December 31, 1999, 1998 and 1997 and long-lived assets (excluding goodwill) as of December 31, 1999, 1998 and 1997 by geographic territory (in thousands):

                                  1999                      1998                      1997
                         ---------------------     ---------------------     ---------------------
                                       LONG-                     LONG-                     LONG-
                           TOTAL       LIVED         TOTAL       LIVED         TOTAL       LIVED
                         REVENUES*     ASSETS      REVENUES*     ASSETS      REVENUES*     ASSETS
                         --------     --------     --------     --------     --------     --------
United States            $227,904     $251,448     $215,054     $254,769     $197,086     $270,540
Canada                     13,034       21,021       12,690       17,984       13,251        6,596
All other foreign          12,010       14,931       11,076       10,506       11,766        7,130
                         --------     --------     --------     --------     --------     --------
Total                    $252,948     $287,400     $238,820     $283,259     $222,103     $284,266
                         ========     ========     ========     ========     ========     ========


      *Net revenues are attributed to countries based on invoicing location of customer.

12.   EMPLOYEE BENEFIT PLAN

      Qualified employees are eligible to participate in the Company's 401(k) tax-deferred savings plan. Participants may contribute up to 20% of their eligible earnings (to a maximum of approximately $10,000 per year) to this plan, for which the Company, at the discretion of the Board or Directors, may make matching contributions. Matching contributions made by the Company were approximately $995,000, $773,000, and $711,000, for the years ended December 31, 1999, 1998, and 1997, respectively.


13.   LEGAL MATTERS

      On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments net of legal fees and expenses in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998, the second payment of $3.9 million (net of expenses) in July, 1999 and expects to receive an additional payment of approximately $3.95 million (net of expenses) in July 2000 although no assurance can be given. OCC will be recognizing the additional royalty revenue when the final cash payment is received.

      In September 1998, OCV filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. While the outcome of MagiNet's counter claim cannot be predicted with certainty, the Company intends to defend itself vigorously and expects that any liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

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

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                     DEC.31      SEPT. 30       JUNE 30      MARCH 31

                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
      1999
      Revenues                                     $ 61,399      $ 67,752      $ 62,564      $ 61,233
      Direct costs of revenue                        28,123        29,152        28,483        27,460
      Operating expenses                             39,276        40,941        40,089        38,330
      Loss from operations                           (6,000)       (2,341)       (6,008)       (4,557)
      Net loss                                       (9,090)       (4,982)       (8,460)       (6,862)
      Basic and diluted loss per share             $  (0.30)     $  (0.16)     $  (0.28)     $  (0.23)

      1998
      Revenues                                     $ 59,082      $ 62,975      $ 60,895      $ 55,868
      Direct costs of revenue                        26,424        26,696        26,862        23,920
      Operating expenses                             37,278        37,555        38,705        37,530
      Loss from operations                           (4,620)       (1,276)       (4,672)       (5,582)
      Net loss                                       (7,076)       (3,974)       (7,078)       (7,838)
      Basic and diluted loss per share             $  (0.23)     $  (0.13)     $  (0.23)     $  (0.26)

                                    * * * * *

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

        In accordance with General Instruction G to the Annual Report on Form 10-K, included herein is the following table, which sets forth the names, ages, at March 1, 2000, and titles of executive officers of the Company, and biographical information with respect to such officers.

Name                            Age    Position
----                            ---    --------

Allan Goodson                   42     Executive Vice President and Chief Operating Officer

Ronald D. Lessack               53     Senior Vice President, Operations

Richard C. Fenwick, Jr          43     Senior Vice President, Engineering

Paul J. Milley                  46     Senior Vice President, and Chief Financial Officer

Jean A. deVera                  50     Senior Vice President, Sales & Account Management

Arthur M Aaron                  42     Acting General Counsel and Secretary

         Allan Goodson has been Executive Vice President and Chief Operating Officer of On Command Corporation since January 2000. Prior thereto, Mr. Goodson served as a founding partner and Chief Operating Officer of STC Cable Corp. from April 1998 to June 1999. Prior to that he held the position of Executive Vice President and Chief Operating Officer for TCI Great Lakes, Inc. from August 1992 to November 1995.

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

        Paul J. Milley has been Senior Vice President, and Chief Financial Officer since February 2000. Prior thereto, Mr. Milley was Senior Vice President
- Finance since joining the Company in December 1996. Prior thereto, Mr. Milley was Vice President and Chief Financial Officer of The 3DO Company where he worked since October 1993. Prior to joining the 3DO company, Mr. Milley was Senior Vice President and Chief Financial Officer of Computerland Corporation where he worked from July 1989 to September 1993.

        Jean A. deVera has been Senior Vice President, Sales & Account Manager of On Command Corporation since October 1997, having been promoted from Vice President, National Accounts, a title Ms. deVera held since September 1996. Prior to joining On Command Corporation, Ms. deVera was Vice President, National Accounts of OCV since January 1994. From 1977 through December 1993, Ms. deVera held various positions at COMSAT Video Enterprises, the last of which was Director of Sales Administration.

         Arthur M. Aaron has been Acting General Counsel and Secretary since April 1998. Mr. Aaron has been Executive Vice President, Business Affairs, of Ascent Entertainment Group, Inc. since January 2000, and prior thereto was Vice President, Business and Legal Affairs of Ascent since April 1995. Prior thereto, he was a General Attorney in the office of the General Counsel of COMSAT Corporation since July 1993.

DIRECTORS OF THE REGISTRANT

         James A. Cronin, III, 45, has been a Director of On Command Corporation since its formation in July 1996 and was Vice President and Acting Chief Financial Officer from July 1996 until September 1996 and Chairman and Acting Chief Executive Officer from August 1999 to February 2000, at which time he resigned as Acting Chief Executive Officer. Mr. Cronin was Executive Vice President, Chief Financial Officer and Chief Operating Officer of Ascent from November 1996 to January 2000, and prior thereto was Chief Operating Officer and Executive Vice President, Finance for Ascent from June 1996 to November 1996. Prior to joining Ascent, Mr. Cronin served as a financial and management consultant from 1992 through June 1996. Mr. Cronin is also a Director of Landair Services, Inc.

         Richard D. Goldstein, 48, has been a Director of On Command Corporation since November 1998. Mr. Goldstein has served as a Managing Director or Senior Managing Director and as one of three principals of Alpine Capital Group Inc., a merger advisory and investment/merchant banking firm in New York and related entities (including Alpine Equity Partners L.P.) since 1990. From 1976 to 1990 Mr. Goldstein was with the law firm of Paul, Weiss, Rifkand, Wharton & Garrison, where he became a partner in 1984. Mr. Goldstein is also a Director of US Franchise Systems, Inc., a NASDAQ company that is a hotel franchisor.

         Charles M. Lillis, 57, has been a director of On Command Corporation since February 2000. Mr. Lillis is Chairman and Chief Executive Officer of MediaOne Group. Prior thereto, Mr. Lillis was President and Chief Executive Officer of MediaOne Group from April 1995 to May 1997, and prior to that time was President of US WEST Diversified Group from 1991 to 1994 and was Executive Vice President and Chief Planning Officer of US WEST, Inc. from 1987 to 1991. Mr. Lillis joined US WEST in 1985 as Vice President of Strategic Marketing. Mr. Lillis is also a member of the boards of directors of SuperValu, Inc. and Ascent.

         Peter May, 57, has been a director of On Command Corporation since February 2000. Mr. May is currently President and Chief Operating Officer of Triarc Companies, Inc. Mr. May was President and Chief Operating Officer of Triangle Industries, Inc. from 1983 to December 1988. Mr. May is a Trustee of the University of Chicago and a member of the Advisory Council on the Graduate School of Business of the University of Chicago. Mr. May is also a member of the board of directors of Ascent.

         J.C. Sparkman, 66, has been a Director of On Command Corporation since November 1998. Mr. Sparkman served as Executive Vice President and Chief Operating Officer of Tele-Communications, Inc. from 1987 until his retirement in 1995. Mr. Sparkman is a Director of TCI, Shaw Communications and Universal Electronics, Inc.

         J. David Wargo, 45, has been a Director of On Command Corporation since November 1998. Mr. Wargo is President of Wargo & Company, Inc. Mr. Wargo is also a Director of TV Guide, Inc.

         Gary L. Wilson, 59, has been a Director of On Command Corporation since September 1996. Mr. Wilson is chairman of the board and a principal investor in NWA, Inc., parent of Northwest Airlines and several other transportation-related subsidiaries. He served as co-chairman since 1991 and was named chairman in 1997. Mr. Wilson is a director of The Walt Disney Company. He joined The Walt Disney Company in 1985 and served as executive vice president and chief financial officer until 1990. He also serves on the board of trustees at Duke University, the board of visitors at the Fuqua School of Business at Duke, and also the board of overseers of The Wharton School at the University of Pennsylvania. Mr. Wilson is a member of the board of directors of CB Richard Ellis, Inc. and the National Collegiate Athletic Association Foundation.

OTHER INFORMATION CONCERNING DIRECTORS

COMMITTEES

         The Board has two standing committees, described below.

         The Audit Committee consists of Messrs. Cronin, Wargo (Chairman) and Wilson. The Committee makes recommendations to the Board of Directors concerning the selection of independent public accountants; confers with the independent public accountants to determine the scope of the audit that such accountants will perform; receives reports from the independent public accountants and transmits such reports to the Board of Directors, and after the close of the fiscal year, transmits to the Board of Directors the financial statements certified by such accountants; inquires into, examines and makes comments on the accounting procedures of the Company and the reports of the Independent Public Accountants; considers and makes recommendations to the Board of Directors upon matters presented to it by the officers of the Company pertaining to the audit practices and procedures adhered to by the Company; considers and makes recommendations to the Board of Directors in respect of the financial affairs of the Company, including matters related to the capital structure and requirements, financial performance, dividend policy, capital and significant capital commitments; and reviews and approves the Company's overall financial policies and procedures, spending controls, systems integrity, balance sheet reserve levels, and revenue and expense accountability. The Committee met two times in 1999.

         The Compensation Committee consists of Messrs. Goldstein (Chairman) and Sparkman. The Committee approves long-term compensation for senior executives; considers and makes recommendations to the Board of Directors with respect to: programs for human resources development and management organization and succession; salary and bonus for senior executives; and compensation matters and policies and employee benefit and incentive plans; and exercises authority granted to it to administer such plans. In addition, the Compensation Committee recommends to the Board of Directors qualified candidates for election as directors and as Chairman of the Board, and considers, acts upon or makes recommendations to the Board of Directors with respect to such other matters as may be referred to it by the Board of Directors, the Chairman of the Board or the Chief Executive Officer. It will consider candidates recommended by stockholders, if the recommendations are submitted in writing to the Secretary of the Company. The Committee met three times during 1999.

DIRECTORS COMPENSATION

         In May 1997 the Company adopted a compensation plan for Independent Directors (defined as directors who are neither employees of the Company nor officers or employees of Ascent, so long as Ascent, directly or indirectly holds 50% or more of the outstanding Common Stock of the Company). Independent Directors receive an annual retainer of $6,000 in cash, payable quarterly; $500 for each Board meeting attended; and $500 for each official Committee of the Board attended. Each Independent Director who is also a chairman of an official Committee meeting of the Board receives an additional annual fee of $2,000 payable quarterly. In addition, the Board of Directors and the Company's stockholders approved the 1997 Non-Employee Directors Stock Plan (the "Directors Plan") to grant annual awards of the Company's Common Stock and options to purchase the Company's Common Stock to Independent Directors. The Directors Plan originally authorized the granting of an award of 400 shares of the Company's Common Stock and a non-qualified option to purchase 4,000 shares of the Company's Common Stock, priced at the fair market value on the date of grant, to each Independent Director on an annual basis following the company's Annual Stockholder meeting. Such options are exercisable as follows: 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant.

         In April 1999, the Board ratified and adopted an amendment to the Director Plan, which amendment was approved by shareholders at the 1999 meeting. Pursuant to the amendment the Independent Directors would continue to receive 400 shares annually, however, the annual grant to Independent Directors of an option to purchase 4,000 shares of common stock of the Company was replaced with a one-time grant of an option to purchase 50,000 shares of the Company's common stock (the "Option"). Under the terms of the amendment, any Independent Director who received an Option would not be eligible to receive an additional Option until the fifth annual meeting after the original grant. The Options vest 25% on the first anniversary of grant, and 25% and 50%, respectively, on the second and third anniversaries, or 100% upon a change in control of the Company. In November 1999, the Board acted to provide that an acquisition of Ascent would constitute a change in control of the Company for purposes of the Directors Plan.

         Mr. Cronin was an executive of Ascent from June 1996 through January 2000 and was on the Compensation Committee of On Command Corporation from October 1996 through 1998. There were no compensation committee interlocks or insider participation in compensation decisions during 1999.

COMPLIANCE WITH SECURITIES LAWS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and the NASDAQ National Market System. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has undertaken the obligation to make these filings on behalf of its directors and executive officers.

         Based solely on its review of copies of such forms received and filed by it with respect to 1999, or written representations from certain reporting persons, the Company believes that all of its directors and executive officers and persons who own more than 10% of the Company's registered equity have complied with the reporting requirements of Section 16(a).


ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows the compensation received for the three fiscal years ended December 31, 1999 by the (i) Chairman and former Acting Chief Executive Officer, (ii) the former President and Chief Operating Officer, (iii) the Senior Vice President, Operations of OCC and, previously, OCV, (iv) the Senior Vice President, Finance, and (v) the Senior Vice President, Engineering of OCC and, previously, OCV (the officers being hereafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                     ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                     -------------------------------  -------------------------
                                                           OTHER      RESTRICTED    SECURITIES
                                                           ANNUAL        STOCK       UNDERLYING      ALL OTHER
NAME AND                              SALARY     BONUS  COMPENSATION    AWARD(S)    OPTIONS/SARS   COMPENSATION
POSITION(1)                  YEAR      ($)        ($)      ($)(2)         ($)          (#)(3)         ($)(4)

James A. Cronin, III         1999    500,000    200,000        -0-           -0-           -0-       $ 33,699
Chairman and Acting          1998    498,846    375,000        -0-           -0-           -0-         16,069
Chief Executive Officer      1997    400,000    350,000        -0-           -0-       297,500*        13,177


Brian A.C. Steel             1999    360,833    156,791        -0-           -0-           -0-       $ 18,365
   President and             1998    294,617    250,000        -0-           -0-           -0-         19,520
   Chief Operating           1997    290,000    203,000    172,467           -0-           -0-        483,894
   Officer

Ronald D. Lessack            1999    217,500     60,300        -0-           -0-        50,000          5,852
  Senior Vice                1998    205,500     57,000        -0-           -0-        48,200          6,320
  President,                 1997    193,500     70,000        -0-           -0-        10,000*         5,572
  Operations

Paul J. Milley               1999    194,375     57,500        -0-           -0-        50,000          5,528
  Senior Vice                1998    181,249     54,000        -0-           -0-        50,000          5,000
  President, CFO             1997    174,996     44,000     30,000           -0-           -0-         61,403

Richard Fenwick, Jr          1999    204,375     50,500        -0-           -0-        50,000          5,324
  Senior Vice                1998    178,958     45,000        -0-           -0-        35,300          6,320
  President,                 1997    165,000     40,000        -0-           -0-        10,000*         4,984
  Engineering

(1) Mr. Cronin served as Acting Chief Executive Officer of the Company from August 1999 through February 2000 and the compensation above is compensation for his serving as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ascent. Mr. Steel resigned as President, Chief Operating Officer and a director of the Company on August 6, 1999.

(2) Other Annual Compensation consists of tax reimbursements for the amounts shown. Other Annual Compensation shown for 1997, 1998 and 1999 does not include perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of the combined salary and bonus for the Named Executive Officer in each year.

(3) All options marked with an asterisk (*) are Stock Appreciation Rights ("SARs") that were issued in exchange for Ascent employee stock options, which options were canceled in connection with the grant of the SARs. In connection with Mr. Steel's resignation, 16,055 OCC options held by Mr. Steel were cancelled.

(4) For 1999, other compensation includes: (i) contributions by the Company on behalf of the executive to the Company's 401(k) plan, (ii) life insurance premiums for policies in excess of $50,000 face value, (iii) auto allowance and (iv) for Mr. Cronin, unused credits under the Ascent cafeteria plan.


                                   401(k)  INSURANCE        AUTO
Name                             MATCHING    PREMIUM   ALLOWANCE   CREDITS      TOTAL

James A. Cronin, III             $      0   $      0   $ 13,199   $ 20,500   $ 33,699
Brian A.C. Steel                    5,000        165     13,200        -0-     18,365
Ronald D. Lessack                   5,000        852        -0-        -0-      5,852
Paul J. Milley                      5,000        528        -0-        -0-      5,528
Richard Fenwick, Jr                 5,000        324        -0-        -0-      5,324


                        Option Grants in Last Fiscal Year

                              Individual Grants
---------------------------------------------------------------
                          NUMBER OF         PERCENT OF TOTAL                                            GRANT DATE
                          SECURITIES        OPTIONS GRANTED TO      EXERCISE OR    EXPIRATION DATE      PRESENT VALUE
                          UNDERLYING        EMPLOYEES IN FISCAL     BASE PRICE                          $(3)
NAME                      OPTIONS           YEAR(2)                 ($/SH)
                          GRANTED(#)(1)
--------------------      -------------     -------------------     -----------    ---------------      -------------

Richard Fenwick, Jr.        50,000            4%                    $16.00             12/07/09          $413,108
Ronald Lessack              50,000            4%                    $16.00             12/07/09          $413,108
Paul Milley                 50,000            4%                    $16.00             12/07/09          $413,108


(1) The options expire ten years from grant date and vest 50% annually over two years.

(2) The total number of options granted to OCC employees in 1999 was 1,070,500.

(3) On Command used the Black-Scholes option pricing model to determine grant date present values using the following assumptions: stock price volatility of 45.9%, a five to six year option term, a risk-free rate of return of 6.41%, and no dividend yield. Forfeitures are reflected as they occur. The use of this model is in accordance with SEC rules; however the actual value of an option will be measured by the difference between the stock price and the exercise price on the date the option is exercised.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         THE FOLLOWING TABLE SETS FORTH INFORMATION ON (i) OPTIONS EXERCISED BY THE NAMED EXECUTIVE OFFICERS IN 1999, AND (ii) THE NUMBER AND VALUE OF THEIR UNEXERCISED OPTIONS AT DECEMBER 31, 1999.


         AGGREGATED OPTION EXERCISES IN 1999, AND YEAR-END OPTION VALUES


                                                     NUMBER OF SECURITIES
                                                     Underlying Unexercised       Value of In-The Money
                                                     OPTIONS AT 12/31/99          OPTIONS AT 12/31/99
                                                     ----------------------       ---------------------


                               SHARES
                             UNDERLYING                                 UN-                       UN-
                               OPTIONS      VALUE     EXERCISABLE   EXERCISABLE  EXERCISABLE  EXERCISABLE
           NAME               EXERCISED    REALIZED       (#)           (#)          ($)          ($)
James A. Cronin, III               -0-          -0-          -0-          -0-          -0-          -0-
Ascent                             -0-          -0-      148,750      148,750     $470,496     $470,496

Brian A.C. Steel               175,000     $511,000       73,851          -0-          -0-          -0-

Ronald D. Lessack                  -0-          -0-      105,440      114,560     $497,034     $340,832
Ascent                             -0-          -0-       10,000          -0-     $ 31,630          -0-

Paul J. Milley                     -0-          -0-       40,000      110,000     $113,090     $336,810

Richard Fenwick, Jr             10,000     $ 59,200       95,760      104,240     $712,517     $289,882
Ascent                             -0-          -0-       10,000          -0-     $ 31,630          -0-

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

         In September 1996, the Company and Mr. Steel entered into an employment agreement that expired on September 11, 2000. Pursuant to the agreement, Mr. Steel's initial base salary was $290,000 per year, subject to increases at the discretion of the Board of Directors of the Company. Under the agreement, Mr. Steel was eligible for annual bonuses based on performance measures determined by the Compensation Committee with a target bonus equal to 70% of Mr. Steel's base salary for achieving 100% of the target level for the performance measures. In addition, Mr. Steel was granted options to purchase 385,312 shares of OCC Common Stock, exercisable at the following per-share prices: (i) 80% of such options at a per-share price equal to $15.33 and (ii) 20% of such options at a per-share price equal to $16.40. The options vested 25% on September 11, 1997 and an additional 25% on September 11, 1998, and the remaining 50% were to vest on September 11, 1999. Under the agreement the options expire at the earlier of
(i) three months after the date upon which Mr. Steel is terminated for "cause"

(as defined in the employment agreement); (ii) one year after Mr. Steel's employment agreement is terminated as a result of death or (iii) on September 11, 2006.

         In addition, the employment agreement for Mr. Steel provides that upon a "Change of Control Event" (as defined in the agreement), Mr. Steel will be entitled to elect to terminate his employment with the Company and, for the longer of (a) the remainder of the term of his employment agreement as if such agreement had not been terminated and (b) one year following the date of such termination (such period being the "Duration Period"), will receive: (i) his then current base salary; (ii) an annual bonus equal to 70% of his then current base salary for each year during the Duration Period; and (iii) all other benefits provided pursuant to the employment agreement. A "Change of Control Event" is defined in the employment agreement as an affirmative determination, either jointly by Mr. Steel and the Board of Directors or pursuant to an arbitration which Mr. Steel has the right to invoke, that any "change of control" of the Company (defined as an event as result of which (i) a single person or entity other than Ascent or its affiliates owns 50% or more of the voting stock of the Company or (ii) a single person or entity other than COMSAT Corporation ("COMSAT") or its affiliates (which as of the date of the employment agreements held approximately 80% of the outstanding Common Stock of Ascent, but which consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on June 27, 1997) owns directly or indirectly 50% or more of the voting stock of Ascent) or prospective change of control would be reasonably likely to have a materially detrimental effect on either the day-to-day circumstances of Mr. Steel's employment, or the compensation payable to Mr. Steel under his employment agreement.

         On December 28, 1998, On Command and Mr. Steel entered into an amendment to Mr. Steel's employment agreement. Pursuant to the amendment, Mr. Steel assumed the title of President and Chief Operating Officer of OCC through September 11, 2000, while reporting directly to the Chief Executive Officer and Board of Directors of OCC, and if there was no Chief Executive Officer, then to the Chairman. In addition, under the terms of the amendment (i) Mr. Steel's base salary was increased to $375,000 per year and (ii) if OCC failed to review Mr. Steel's compensation prior to June 1, 1999 or revise such compensation prior to August 1, 1999, then Mr. Steel would be entitled to terminate his employment with OCC and receive (a) his then base salary for a year from such termination, and (b) a pro-rated annual bonus for the year in which employment was terminated, and (iii) if Mr. Steel terminated his employment pursuant to the foregoing clause (ii), then a pro-rated portion of the options previously granted to Mr. Steel under OCC's stock option plans that were scheduled to vest during the year of such termination, would vest as of the date of such termination. Although OCC and Mr. Steel entered into negotiations regarding his position and compensation at OCC during the above time periods, Mr. Steel's compensation was not revised prior to August 1 and on August 6, 1999, Mr. Steel resigned from OCC pursuant to the terms of his amended employment agreement.

         On January 7, 2000, On Command and Allan Goodson entered into an employment agreement that expires on January 7, 2002. Pursuant to the agreement, Mr. Goodson's initial base salary under the agreement is $300,000 per year, subject to increases at the discretion of the Board of Directors of OCC. Under the agreement, Mr. Goodson is eligible for annual bonuses based on performance measures determined by the OCC Compensation Committee with a target bonus equal to 70% of Mr. Goodson's base salary for achieving 100% of the target level for the performance measures. In addition, Mr. Goodson has been granted options to purchase 100,000 shares of OCC Common Stock, exercisable at a per-share price equal to $15.90625. The options vest 50% on January 7, 2001 and 50% on January 7, 2002. The options will expire at the earliest of: (i) three months after the date upon which Mr. Goodson is terminated for "cause" (as defined in the employment agreement); (ii) one year after Mr. Goodson's employment agreement is terminated as a result of death; or (iii) on January 7, 2010. Mr. Goodson's agreement does not contain "change-of-control" provisions.

         In addition, Mr. Goodson's agreement provides that if Mr. Goodson is terminated without "cause" (as defined in the agreement) or upon any substantial reduction (except in connection with the termination of his employment voluntarily by Mr. Goodson, or by the Company for "cause") by the Company of Mr. Goodson's responsibilities as Executive Vice President and Chief Operating Officer of the Company, or the Company is in material default of the agreement, then: (i) there shall be no forfeiture of any rights or interests related to fringe benefits granted under the agreement, including, without limitation, the SARs and any other stock-based incentives, except that half of his 100,000 options will vest, to the extent not previously vested, and the other half of which will be canceled, immediately upon such termination becoming effective and final; (ii) the executive shall receive current base salary, fringe benefits and the annual bonus outlined in the agreement for the longer of (a) the remainder of the employment period under the agreement or (b) one year following the date of such termination, with no obligation to seek other employment and no offset to the amounts paid by the Company if other employment is obtained; and
(iii) all other benefits provided pursuant to the agreement shall be received by the executive.

         In February 1999, the Company adopted a change of control severance plan for the Company's executive officers at or above the level of vice president (the "Severance Plan"). Under the Severance Plan, such employees are eligible for certain payments and benefits, if within one year of a Change of Control, such employee's employment is either terminated by the Company for any reason other than death, disability or cause, or is terminated by the employee for good reason. "Change of Control" is defined as any event as a result of which any single entity or "group" (as defined in Rule 13d-5 of the Exchange
Act) other than Ascent or a group of which Ascent is a part owns more than fifty percent (50%) of the voting stock of the Company.

         Under the Severance Plan eligible employees would be entitled to salary continuation of from six months to twelve months depending upon the employee's length of service, an annual bonus prorated to the effective date of termination, and during the relevant period of salary continuation, continued participation in OCC's benefit plans. In addition, stock options held by an eligible employee would become 100% vested immediately and remain exercisable for one year.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee, which is composed of two directors, Richard Goldstein (Chairman) and J.C. Sparkman, is responsible for establishing and administering the Company's executive compensation philosophy. Set forth below is the Committee's report on the 1999 compensation of the executive officers of the Company, including Mr. Steel, the former President and Chief Operating Officer of the Company (who resigned August 6, 1999), and the other executive officers of the Company whose compensation is discussed below under "Executive Compensation" (collectively, the "Named Executive Officers").

ANNUAL COMPENSATION

         Each of the Named Executive Officer's annual compensation for 1999 was based on the Company's executive compensation philosophy that emphasizes risk-based performance incentives as a key component of both annual and long-term compensation.

         In 1999 Mr. Steel's compensation was based upon his amended employment agreement, and was paid through August 6, 1999, the date of his resignation as President, Chief Operating Officer and a director of the Company. (See Executive Compensation -- Employment Agreements.) Mr. Cronin, who served as Acting Chief Executive Officer of the Company from August 1999 through February 2000, received no compensation from the Company in 1999. Mr. Cronin's compensation for his duties as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ascent is reflected in the compensation table on page 43.

         The other Named Executive Officers' annual base salary rates were consistent with competitive salary ranges developed by the Company. These salary ranges are based on market data for technology companies of comparable revenue in the same geographic area. Annual salary adjustments take into account individual Named Executive Officers' achievements during the prior year towards key Company-wide objectives set annually, as well as the Named Executive Officers' performance of their individual responsibilities.

         The bonus opportunities for the Named Executive Officers for 1999 were based on corporate goals for the year and specified strategic and/or other operating objectives established by management in consultation with the Compensation Committee. Distributions to the Named Executive Officers under the executive bonus plan are reviewed and determined by the Compensation Committee on an annual basis. The bonus targets for the Named Executive Officers, other than Mr. Steel, are allocated among the individual executive officers with reference to responsibilities, performance and goal achievement of individual executive officers.

         The annual bonus target for Mr. Steel is as set forth in his employment agreement which provides for target bonuses in an amount equal to seventy percent of base salary for Mr. Steel for achieving certain performance measures as approved by the Compensation Committee. For 1999, Mr. Steel's bonus of $156,791 was based on the severance provisions of his employment agreement, which provided for a bonus of seventy percent of base salary pro-rated through August 6, 1999.

         Bonuses for Messrs. Fenwick, Lessack and Milley were based on the achievement of one or more strategic or operating measures as compared to planned performance for the Company, as well as Mr. Cronin's evaluations of each individual executive officer's achievement of his performance objectives for the year. The Board reviewed and approved the Compensation Committee's bonus recommendations for each of the Named Executive Officers.

LONG TERM COMPENSATION

         In connection with Mr. Steel's hiring by the Company in September 1996, the Board, with the review and approval of Ascent's Compensation Committee and Board of Directors, awarded Mr. Steel stock options to purchase 385,312 shares of OCC Common Stock. The options vested 25% after one year and an additional 25% after two years, and the remaining 50% were to vest after three years. The options were to expire 10 years after the grant. Mr. Steel's employment agreement was amended in December 1998 to provide that under certain circumstances the remaining 50% would vest pro rata upon his termination of employment and would expire one year thereafter. Eighty percent of the shares purchasable upon exercise of each option were purchasable at a price per share of $15.33 and the remaining twenty percent were purchasable at $16.40 per share. The intent in granting the options was to create an immediate and significant link between Mr. Steel's compensation and the interests of OCC's stockholders. The size of the option award and the vesting schedule were effectively based upon the practices of companies engaging in public offerings.

         At the time of his resignation from the Company, Mr. Steel vested in 369,257 of his 385,312 options and had one year from the date of his resignation, August 6, 1999, in which to exercise the options.

         In December 1999, Messrs. Lessack, Fenwick and Milley each received an award of a non-qualified stock option to purchase 50,000 shares of On Command common stock pursuant to the Company's 1996 Key Employee Stock Plan. Each grant vests 50% annually over two years and the amounts of the options awarded were based on internal guidelines developed by the Company in an effort to be competitive with other long-term incentive compensation for comparable positions in technology companies. The Compensation Committee, in making the grant, recognized the importance of increasing the link between senior management's compensation and the interests of On Command's stockholders. The size of the awards and the vesting schedule were determined in an effort to be competitive with other companies in similar industries. All of the options will expire 10 years after the date of grant.

COMPENSATION COMMITTEE

Richard Goldstein, Chairman
J. C. Sparkman

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph and chart compare the cumulative total shareholder return on the Company's common stock, including the reinvestment of dividends, with the return on the NASDAQ Index and a Company-constructed peer group.(1) On October 10, 1996, the Company's common stock began publicly trading. The performance graph sets forth the return on $100 invested in On Command Corporation common stock and the two stock indices from October 10, 1996 to December 31, 1999.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
          ON COMMAND CORPORATION, NASDAQ INDEX AND PEER GROUP INDEX(1)


                                    [GRAPH]



                                10/10/96  12/31/96  12/31/97  12/31/98  12/31/99

On Command Corp.                   $100      $ 67      $ 54      $ 38      $ 78
NASDAQ Index                       $100      $104      $128      $180      $333
Peer Group Index                   $100      $ 84      $ 81      $112      $312


Assumes $100 invested on October 10, 1996 in the Common Stock of On Command Corp., the NASDAQ Index and Peer Group Index (weighted by market capitalization). Total return assumes reinvestment of dividends and common stock equivalents.


(1) The Company-constructed peer group is weighted annually by market capitalization and consists of publicly-traded companies including Advanced Radio Telecom Corporation, Ascent Entertainment Group, LodgeNet Entertainment Corporation and Youthstream Media Networks. United Pan-Europe Communications (an ADR) acquired @Entertainment in August 1999. @Entertainment was included in the peer group through July 1999 after which their data was no longer available.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


COMMON STOCK OWNERSHIP OF FIVE PERCENT HOLDERS

         As of March 20, 2000, the record date, approximately [30,436,423] shares of Common Stock were issued and outstanding. To the knowledge of the Company, based upon Schedules 13G or 13D filed with the Securities and Exchange Commission (the "SEC" or "Commission"), the following persons were the only beneficial owners of more than five percent of the Company's Common Stock as of December 31, 1999.


Name and Address of                         Amount and Nature of                Percent of Common Stock
Beneficial Owner                            Beneficial Ownership                Issued and Outstanding

Ascent Entertainment Group, Inc.(1)                 18,274,091                         56.5%
1225 Seventeenth Street, Ste. 1800
Denver, CO 80202

Credit Suisse First Boston(2)                        2,969,952                          9.8%
11 Madison Avenue
New York, NY 10010

Hilton Hotels Corporation(3)                         2,486,132                          8.3%
9336 Civic Center Drive
Beverly Hills, CA 90210

Merrill Lynch & Co., Inc.(4)                         2,153,239                         7.11%
800 Scudders Mill Road
Plainsboro, NJ 08536

Merrill Lynch  Corporate Bond Fund(5)                1,184,150                         5.19%
800 Scudders Mill Road
Plainsboro, NJ 08536

Gary Wilson(6)                                       1,810,000                          5.7%
9665 Wilshire Blvd., Suite 200
Beverly Hills, CA 90212

------------------------

(1) Ascent Entertainment Group, Inc. ("Ascent") holds sole voting and dispositive power over 17,150,299 shares of Common Stock of On Command Corporation and 1,123,792 Series A Warrants of On Command Corporation.

(2) Based on information contained in Schedule 13G/A filed with the Commission and dated February 14, 2000. Credit Suisse First Boston shares voting and dispositive power over 2,969,952 shares of Common Stock with its consolidated subsidiaries to the extent that they constitute a part of the Credit Suisse First Boston business unit which is engaged in corporate and investment banking, trading, private equity investment and derivatives business on a world-wide basis.

(3) Hilton Hotels Corporation holds 2,333,346 shares of Common Stock of On Command Corporation and 152,782 Series A Warrants of On Command Corporation.

(4) Based on information contained in Schedule 13G filed with the Commission and dated February 4, 2000. Merrill Lynch & Co., Inc., ("MLI") is the beneficial owner of 2,153,239 shares of OCC Common Stock (7.11%) (sole voting and dispositive power: 0 shares and shared voting and dispositive power: 2,153,239 shares) as parent holding company of Merrill Lynch Asset Management Group, which is comprised of registered investment advisors to various registered investment companies.

(5) Based on information contained in Schedule 13G filed with the Commission and dated February 4, 2000. Merrill Lynch Corporate Bond Fund, Inc. ("Fund") is the beneficial owner of 1,569,811 shares of OCC Common Stock (5.19%) (sole voting and dispositive power: 0 shares and shared voting and dispositive power: 1,569,811 shares).

(6) Mr. Wilson holds 1,810,000 Series C Warrants to purchase Common Stock of OCC with an exercise price of $15.33 per share.


COMMON STOCK OWNERSHIP OF MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2000, by all directors and nominees, by each of the executive officers named in the Summary Compensation Table on page 45, and by all directors and executive officers as a group. Under rules of the SEC, beneficial ownership includes any shares over which an individual has sole or shared voting power or investment power, and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right.


                                                            Ascent Entertainment Group, Inc.
Name(1)                             Common Stock                     Common Stock
-----                               ------------            --------------------------------

James A. Cronin, III                     --                               --
Richard Fenwick, Jr                 102,820      (3)                      --
Richard D. Goldstein                 12,900      (2)                      --
Alan Goodson                             --                               --
Ronald D. Lessack                   115,080      (5)                     820
Charles Lillis                           --                            4,000      (11)
Peter May                                --                               --      (10)
Paul J Milley                        50,000      (7)                      --
J.C. Sparkman                        12,900      (6)                      --
Brian A.C. Steel                     73,851      (9)                      --
J. David Wargo                       12,900      (4)                      --
Gary Wilson                       1,827,700      (8)                      --

All Executive Officers
And Directors as a group
(14 persons)                      2,206,951                            6,339

(1) Unless otherwise indicated, each person has sole voting and investment powers over the shares listed, and no director or executive officer beneficially owns more than 1.0% of the Common Stock of the Company or Ascent.

(2)      Includes vested options to purchase 12,500 shares of On Command Common
         Stock.

(3) Includes vested options to purchase 102,820 shares of Common Stock and 186 Series A Warrants of OCC.

(4)      Includes vested options to purchase 12,500 shares of On Command Common
         Stock.

(5) Includes vested options to purchase 115,080 shares of Common Stock and 186 Series A Warrants of OCC.

(6)      Includes vested options to purchase 12,500 shares of On Command Common
         Stock.

(7)      Includes vested option to purchase 50,000 shares of On Command Common
         Stock.

(8) Mr. Wilson holds 1,810,000 Series C Warrants to purchase common stock of On Command with an exercise price of $15.33 per share and vested options to purchase 16,500 shares of On Command Common Stock.

(9)      Includes vested options to purchase 73,851 shares of On Command Common
         Stock.

(10) Mr. May disclaims beneficial ownership of 2,876,700 shares of Ascent Common Stock which are directly held by Ascent Acquisition Group, LLC, an entity which is 50% owned by Triarc Companies, Inc. ("Triarc"). Mr. May is a director, President and Chief Operating Officer of Triarc.

(11)     Includes vested options to purchase 4,000 shares of Ascent Common
         Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ASCENT

MERGER AGREEMENT

         On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Prior to Ascent entering into the Merger Agreement, the OCC Board of Directors approved the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub commenced a Tender Offer (the "Offer") offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the offer on February 29, 2000 and under its terms and subject to its conditions, the Offer will expire on March 27, 2000, unless extended pursuant to the Merger Agreement. The Offer is conditioned on the tender of at least a majority of the Ascent shares as well as other customary conditions. Under the Merger Agreement and subject to the terms thereof, following the Offer, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than Shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per Share in cash.

         Ascent owns approximately 56.6% of the Company's issued and outstanding Common Stock. For so long as Ascent continues to own more than 50% of the outstanding voting stock of the Company, Ascent will be able, among other things, to approve any corporate action requiring majority stockholder approval, including the election of a majority of the Company's directors, effect amendments to the Company's Certificate of Incorporation and Bylaws and approve any other matter submitted to a vote of the stockholders without the consent of the other stockholders of the Company. In addition, through its representation on the Board of Directors, Ascent is able to influence certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including the decision to incur additional indebtedness or issue additional shares of Common Stock), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company.

         The Company and Ascent have entered into a Management Services Agreement pursuant to which Ascent provides certain management services, including insurance, administration, coordination and advisory services regarding corporate financing, employee benefits administration, public relations and other corporate functions to the Company and makes available certain of its employee benefit plans to the Company's employees. Pursuant to the Services Agreement, Ascent is entitled to the payment of (i) an annual fee of $1.2 million, (ii) the actual cost to Ascent of the benefits provided to the Company's employees and (iii) certain of Ascent's actual out-of-pocket expenses in connection with the Services Agreement (not including overhead and the cost of its personnel). Further, the Company will indemnify Ascent from all damages from Ascent's performance of services under the Services Agreement unless such damages are caused by willful breach by Ascent or willful misconduct or gross negligence by Ascent's employees in fulfilling its obligations under the Services Agreement. Ascent will indemnify the Company from damages arising from willful breach by Ascent or gross negligence or willful misconduct by Ascent's employees in the performance of the Services Agreement. The Services Agreement is for an initial term through December 31, 1999, renewable for additional one-year terms by Ascent upon notice to On Command which election Ascent may exercise as long as it and its subsidiaries own at least 50% of the outstanding Common Stock. The Services Agreement is subject to the termination by either party upon 60 days prior notice if Ascent fails to own the largest percentage and at least 40% of the Company's outstanding securities.

         The Company and Ascent have also entered into a Corporate Agreement that governs certain other relationships and arrangements between the Company and Ascent. Pursuant to the Corporate Agreement, for so long as Ascent beneficially owns, directly or indirectly, the largest percentage (and at least 40%) of the outstanding securities of the Company entitled to be cast for the election of directors, Ascent may propose, at each election of directors, a slate of directors, or in the case of vacancies, individual directors, for election so that at all times during the term of the Corporate Agreement, a majority of the Board of Directors of the Company is comprised of persons designated by Ascent. In addition, pursuant to the Corporate Agreement, as amended, for so long as Ascent owns the largest percentage (and at least 40%) of the outstanding OCC Common Stock (i) the Company will not incur any indebtedness, other than that under its existing Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $200 million in the aggregate through June 30, 2000, or issue any equity securities or any securities convertible into equity securities without Ascent's prior consent, (ii) the Company may not amend its Certificate of Incorporation or Bylaws without Ascent's prior consent, and
(iii) the Company will utilize reasonable cash management procedures and use its reasonable best efforts to minimize the Company's excess cash holdings.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of On Command Corporation are included in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

3.2      Bylaws of On Command Corporation, which is incorporated by reference to
         Exhibit 3.3 of Form S-4.

3.3 Amendment to Bylaws dated as of November 23, 1998, which is incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.4      Amendment to Bylaws dated as of August 5, 1999.

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

10.3* Amended and Restated Employment Agreement between On Command Corporation and Robert Kavner, dated as of December, 1998, which is incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.4* Amendment to Employment Agreement between On Command Corporation and Brian Steel, dated as of December 31, 1998, which is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.8*    1996 Key Employee Stock Plan (Incorporated by reference to Exhibit
         10.13 of the OCC 1996 Form 10-K).

10.9* 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of Form S-8 filed August 8, 1997).

10.10*   Amended and restated 1997 Non-Employee Directors Stock Plan.

10.11 First Amended and Restated Credit Agreement dated as of November 24, 1997, between On Command Corporation and the Lenders Named Therein and NationsBank of Texas, N.A., which is incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.12 Change of Control Severance Plan for Executive Officers. (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year-ended December 31, 1998).

21.1     Subsidiaries of On Command Corporation.

23.1     Independent Auditors' Consent.

23.2     Independent Auditors' Consent.

23.3     Independent Auditors' Consent.

27       Financial Data Schedule.

*        Indicates compensatory plan or arrangement.

 (B)  REPORTS

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY SAN JOSE, STATE OF CALIFORNIA ON MARCH 27, 2000.

                                             On Command Corporation

                                             By: /s/ ALLAN H. GOODSON
                                                --------------------
                                             Allan H. Goodson
                                             Executive Vice President and Chief
                                             Operating Officer

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

SIGNATURE                                            TITLE                                               DATE
---------                                            -----                                               ----

/s/ ALLAN H. GOODSON                                 Executive Vice President and Chief                  March 27, 2000
------------------------------                       Operating Officer
Allan H. Goodson                                     (Principal Executive Officer)

/s/ PAUL J. MILLEY                                   Senior Vice President, Finance                      March 27, 2000
------------------------------                       (Principal Accounting and Financial Officer)
Paul J. Milley

/s/ JAMES A. CRONIN, III                             Chairman of the Board                               March 27, 2000
------------------------------
James A. Cronin, III

/s/ RICHARD D. GOLDSTEIN                             Director                                            March 27, 2000
------------------------------
Richard D. Goldstein

/s/ CHARLES M. LILLIS                                Director                                            March 27, 2000
------------------------------
Charles M. Lillis

/s/ PETER MAY                                        Director                                            March 27, 2000
------------------------------
Peter May

/s/ J.C. SPARKMAN                                    Director                                            March 27, 2000
------------------------------
J.C. Sparkman

/s/ J. DAVID WARGO                                   Director                                            March 27, 2000
------------------------------
J. David Wargo

/s/ GARY L. WILSON                                   Director                                            March 27, 2000
------------------------------
Gary L. Wilson

ON COMMAND CORPORATION
SCHEDULE II

VALUATION ACCOUNTS

COL A                                                   COL B               COL C            COL D            COL E

                                                                         Charged to
Description                                    Balance at Beginning         Costs                        Balance at End
                                               of Period                 or Expenses      Deductions        of Period
-----------                                    --------------------      -----------      ----------     --------------
From January 1, 1999 to December 31, 1999
   Deferred tax asset valuation allowance              $ 47,401,000        9,249,000               --     $ 56,650,000
   Bad debt allowance                                     1,484,000        1,137,000          334,000        2,287,000

From January 1, 1998 to December 31, 1998
   Deferred tax asset valuation allowance              $ 39,385,000        8,016,000               --     $ 47,401,000
   Bad debt allowance                                     1,630,000          982,000        1,128,000        1,484,000

From January 1, 1997 to December 31, 1997
   Deferred tax asset valuation allowance              $ 28,765,000       10,620,000               --     $ 39,385,000
   Bad debt allowance                                       629,000        1,001,000               --        1,630,000

OFFICERS
Allan Goodson
Executive Vice President and Chief Operating
Officer


Richard C. Fenwick, Jr.
Senior Vice President, Engineering

Ronald D. Lessack
Senior Vice President, Operations

Paul J. Milley
Senior Vice President, Finance

Arthur M. Aaron
Acting General Counsel and Secretary

Jean A. deVera
Senior Vice President, Account Management

DIRECTORS
James A. Cronin, Chairman

Peter May
President, Chief Operating Officer
and Director of Triarc Companies, Inc.

Charles M. Lillis
Chief Executive Officer and Chairman
Media One Group

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

AUDITORS

Deloitte & Touche LLP
60 S. Market Street, Suite 800
San Jose, California 95113

TRANSFER AGENT
Bank of New York
101 Barclay Street (22W)
New York, New York 10286
Website Address: http://stock.bankofny.com

SHAREHOLDER SERVICES AGENT

If you have questions concerning your
ownership or records, please write to:
  On Command Corporation
  c/o The Bank of New York
  Shareholder Relations Department - 11E
  PO Box 11258
  Church Street Station
  New York, New York 10286
  E-Mail Address: Shareowner-
  svcs@Email.bony.com

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph and chart compare the cumulative total shareholder return on the Company's common stock, including the reinvestment of dividends, with the return on the NASDAQ Index and a Company-constructed peer group.(1) On October 10, 1996, the Company's common stock began publicly trading. The performance graph sets forth the return on $100 invested in On Command Corporation common stock and the two stock indices from October 10, 1996 to December 31, 1999.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
          ON COMMAND CORPORATION, NASDAQ INDEX AND PEER GROUP INDEX(1)


                                    [GRAPH]



                                10/10/96  12/31/96  12/31/97  12/31/98  12/31/99

On Command Corp.                   $100      $ 67      $ 54      $ 38      $ 78
NASDAQ Index                       $100      $104      $128      $180      $333
Peer Group Index                   $100      $ 84      $ 81      $112      $312


Assumes $100 invested on October 10, 1996 in the Common Stock of On Command Corp., the NASDAQ Index and Peer Group Index (weighted by market capitalization). Total return assumes reinvestment of dividends and common stock equivalents.


(1) The Company-constructed peer group is weighted annually by market capitalization and consists of publicly-traded companies including Advanced Radio Telecom Corporation, Ascent Entertainment Group, LodgeNet Entertainment Corporation and Youthstream Media Networks. United Pan-Europe Communications (an ADR) acquired @Entertainment in August 1999. @Entertainment was included in the peer group through July 1999 after which their data was no longer available.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

3.1      Certificate of Amended and Restated Certificate of Incorporation of On
         Command Corporation, which is incorporated by reference to Exhibit 3.1 of Form S-4.

3.2      Bylaws of On Command Corporation, which is incorporated by reference to
         Exhibit 3.3 of Form S-4.

3.3 Amendment to Bylaws dated as of November 23, 1998, which is incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998.

3.4      Amendment to Bylaws dated as of August 5, 1999.

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

10.3*    Amended and Restated Employment Agreement between On Command
         Corporation and Robert Kavner, dated as of December, 1998, which is incorporated by reference to Exhibit 10.3 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1998.

10.4*    Amendment to Employment Agreement between On Command Corporation and
         Brian Steel, dated as of December 31, 1998, which is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

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

10.8*    1996 Key Employee Stock Plan (Incorporated by reference to Exhibit
         10.13 of the OCC 1996 Form 10-K).

10.9*    1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit
         4(c) of Form S-8 filed August 8, 1997).

10.10*   Amended and restated 1997 Non-Employee Directors Stock Plan.

10.11    First Amended and Restated Credit Agreement dated as of November 24,
         1997, between On Command Corporation and the Lenders Named Therein and
         NationsBank of Texas, N.A., which is incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.12 Change of Control Severance Plan for Executive Officers. (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year-ended December 31, 1998).

21.1     Subsidiaries of On Command Corporation.

23.1     Independent Auditors' Consent.

23.2     Independent Auditors' Consent.

23.3     Independent Auditors' Consent.

27       Financial Data Schedule.

*        Indicates compensatory plan or arrangement.