Form 10-Q
period 2000-03-31
ON COMMAND CORP
filed 2000-05-15
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                Commission File Number 00-21315


                             ON COMMAND CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                   77-04535194
----------------------------------------------          -----------------------
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


        The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000 was 30,176,454 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX


                                                                                                     Page No.
PART I.      FINANCIAL INFORMATION

      Item 1- Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31,1999.             3

            Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 2000 and 1999.                                                               4

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2000 and 1999.                                                                     5

            Notes to Condensed Consolidated Financial Statements.                                       6-7

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.   8-11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.                               11

PART II.      OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                          12


SIGNATURES                                                                                              13

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                                                    March 31,         December 31,
                                                                                      2000                1999
                                                                                  -------------       -------------
                                                                                   (Unaudited)
                                          ASSETS
Current assets:
  Cash and cash equivalents                                                       $       6,032       $       8,972
  Accounts receivable, net                                                               39,667              32,037
  Other current assets                                                                    1,103               1,211
                                                                                  -------------       -------------
     Total current assets                                                                46,802              42,220

Video systems, net                                                                      267,559             266,947
Property and equipment, net                                                              17,542              17,644
Goodwill, net                                                                            72,195              73,297
Other assets, net                                                                         2,726               2,809
                                                                                  -------------       -------------
          Total Assets                                                            $     406,824       $     402,917
                                                                                  =============       =============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $      32,985       $      31,435
  Accounts payable to stockholder                                                         1,068               1,054
  Accrued compensation                                                                    5,794               6,431
  Other accrued liabilities                                                               9,295               8,750
  Current portion of capital lease obligations                                            1,807               2,533
  Taxes payable                                                                           6,178               6,809
                                                                                  -------------       -------------
    Total current liabilities                                                            57,127              57,012

Capital lease obligations                                                                 1,591               1,758
Revolving credit facility                                                               188,000             180,000
                                                                                  -------------       -------------
    Total liabilities                                                                   246,718             238,770
                                                                                  -------------       -------------


Stockholders' equity:
  Common stock, $.01 par value; shares authorized - 50,000 in 2000 and 1999;
     shares issued and outstanding, 30,466 in 2000 and 30,176 in 1999;                      305                 303
  Additional paid-in capital                                                            252,781             251,677
  Common stock warrants                                                                  31,450              31,450
  Accumulated other comprehensive loss                                                   (1,452)               (872)
  Accumulated deficit                                                                  (122,978)           (118,411)
                                                                                  -------------       -------------
     Total stockholders' equity                                                         160,106             164,147
                                                                                  -------------       -------------
Total Liabilities and Stockholders Equity                                         $     406,824       $     402,917
                                                                                  =============       =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                  2000              1999
                                                               -----------       -----------
Revenues:
  Room revenues                                                $    62,386       $    58,522
  Video system sales / other                                         2,578             2,711
                                                               -----------       -----------
    Total revenues                                                  64,964            61,233
                                                               -----------       -----------


Direct costs:
  Room revenues                                                     29,007            25,401
  Video system sales / other                                         1,744             2,059
                                                               -----------       -----------
    Total direct costs                                              30,751            27,460
                                                               -----------       -----------


Direct income                                                       34,213            33,773

Operating expenses:
  Operations                                                         7,671             7,418
  Research and development                                           2,107             2,062
  Selling, general and administrative                                5,853             6,075
  Depreciation, amortization and stock based compensation           19,749            22,775
                                                               -----------       -----------
    Total operating expenses                                        35,380            38,330
                                                               -----------       -----------

Operating loss                                                      (1,167)           (4,557)

Interest expense                                                    (3,469)           (2,444)
Interest/other income, net                                             175               162
                                                               -----------       -----------

Loss before income taxes                                            (4,461)           (6,839)

Income tax expense                                                     106                23
                                                               -----------       -----------
Net loss                                                       $    (4,567)      $    (6,862)
                                                               ===========       ===========

Basic and diluted net loss per share                           $     (0.15)      $     (0.23)
                                                               ===========       ===========

Shares used in basic and diluted per share computations             30,371            30,174
                                                               ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                       Three Months Ended
                                                                             March 31,
                                                                   -----------------------------
                                                                       2000              1999
                                                                   -----------       -----------
Cash flows from operating activities:
  Net loss                                                         $    (4,567)      $    (6,862)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation, amortization and stock based compensation           19,749            22,775
      Loss on disposal of fixed assets                                     (15)                2
      Changes in assets and liabilities:
          Accounts receivable, net                                      (7,642)           (1,911)
          Other assets                                                      82             1,036
          Accounts payable                                               1,527            (1,582)
          Accounts payable to stockholder                                   13               (20)
          Accrued compensation                                            (624)           (1,394)
          Taxes payable                                                   (622)              262
          Other accrued liabilities                                        548              (314)
                                                                   -----------       -----------
           Net cash provided by operating activities                     8,449            11,992

Cash flows from investing activities:
      Capital expenditures                                             (19,631)          (20,209)
                                                                   -----------       -----------
            Net cash used in investing activities                      (19,631)          (20,209)
                                                                   -----------       -----------

Cash flows from financing activities:
      Proceeds from revolving credit facility                            8,000             8,000
      Payments on capital lease obligations                               (891)                -
      Proceeds from issuance of common stock                             1,298                40
                                                                   -----------       -----------
            Net cash provided by financing activities                    8,407             8,040
                                                                   -----------       -----------

Effect of exchange rate changes on cash                                   (165)               30
                                                                   -----------       -----------

Net decrease in cash and cash equivalents                               (2,940)             (147)

Cash and cash equivalents, beginning of period                           8,972             7,235
                                                                   -----------       -----------

Cash and cash equivalents, end of period                           $     6,032       $     7,088
                                                                   ===========       ===========

Supplemental information:
      Cash paid for interest                                       $     1,934       $     2,482
                                                                   ===========       ===========
      Cash paid for income taxes                                   $        --       $        --
                                                                   ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



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

               On March 28, 2000, Liberty Media Corporation ("Liberty") obtained control of Ascent pursuant to the closing of a tender offer (the "Offer") in which Liberty offered Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the offer on February 29, 2000 and under its terms and conditions, the Offer expired on March 27, 2000. As of March 31, 2000, Liberty had purchased approximately 85% of the outstanding stock of Ascent. Under the terms of the Agreement and Plan of Merger (the "Merger Agreement") among Ascent, Liberty and Liberty AEG Acquisition, Inc. ("Merger Sub") an indirect wholly-owned subsidiary of Liberty, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than Shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per share in cash.

               The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.      NET LOSS PER SHARE

               Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common equivalent shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants, except that at March 31, 2000 and 1999 approximately 9.7 million and 9.3 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common equivalent shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.      COMPREHENSIVE LOSS

               Total comprehensive loss of $5.2 million for the three months ended March 31, 2000 is comprised of $4.6 million of net loss and $0.6 million of negative net change in the cumulative translation account. At March 31, 1999, total net comprehensive loss of $6.3 million is comprised of $6.9 million of net loss and $0.6 million of positive net change in the cumulative translation account.

4.      DEBT

               On November 24, 1997, the Company refinanced its former credit facility and entered into an amended and restated agreement with its lenders (the "Credit Facility"). Under the amended Credit Facility, the amount available to the Company was increased from $150 million to $200 million, and certain other terms were amended. The Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At March 31, 2000, the Company had $188.0 million outstanding under its Credit Facility and had access to an additional $12.0 million of long-term financing. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $70 to $90 million during the remainder of 2000. In order to meet its business plan for the remainder of 2000, the Company will need to raise additional financing and re-negotiate the financial covenants in its current Credit Facility. The Company is currently pursuing refinancing and an increase of its Credit Facility. If the Company is unable to raise additional financing, the Company would need to reduce its capital spending well below the levels stated above for the year 2000 which would have an adverse impact on OCC.

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

6.      NEW ACCOUNTING PRONOUNCEMENTS

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

     OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced rapid growth in the past seven years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 958,000 rooms at March 31, 2000, of which approximately 893,000 rooms are served by on-demand systems.

     OCC provides in-room video entertainment and information services on three technology platforms: the recently developed OCX video system, the On Command Video (OCV) System and the SpectraVision Systems. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, TV-based Internet with a wireless keyboard, and other guest services. At March 31, 2000, OCC had installed the OCX systems in approximately 60,000 hotel rooms, of which there are approximately 52,000 rooms with Internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select at any time, movies and games through the television sets in their hotel rooms. At March 31, 2000, OCC has approximately 737,000 rooms installed with the OCV platform. There are variations of the SpectraVision video systems still installed in hotels including tape based scheduled and on demand systems. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX systems. At March 31, 2000, OCC had 161,000 rooms installed with SpectraVision equipment.

     In addition to movies, OCC's platforms provide for in-room viewing of programming of select cable channels (such as HBO, Showtime, ESPN, CNN and Disney Channel) and other interactive and information services, which includes high speed Internet access through the OCX platform. OCC primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties, predominantly in the deluxe, luxury, and upscale hotel category serving business travelers, such as Marriott, Hilton, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons, and other select hotels.

     At March 31, 2000, approximately 86% of OCC's 958,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America, and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCC's systems to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and ALLIN Communications, Inc., which is licensed to install OCC's systems in cruise ships and hospitals.



                             ANALYSIS OF OPERATIONS

        Following is selected financial information for the three months ended March 31, 2000 compared to the same period for 1999.

                         SELECTED FINANCIAL INFORMATION
                  (In thousands, except hotel and room amounts)


                                                                    THREE MONTHS ENDED
                                                ------------------------------------------------------------
                                                                   % OF                             % OF
                                                MARCH 31,          TOTAL          MARCH 31,         TOTAL
                                                   2000           REVENUE           1999            REVENUE
                                                ---------        ---------        ---------        ---------
Revenues:
    Room Revenues                               $  62,386             96.0%       $  58,522             95.6%
    Video Systems/Other                             2,578              4.0%           2,711              4.4%
                                                ---------        ---------        ---------        ---------
Total Revenues                                     64,964            100.0%          61,233            100.0%

Direct Costs:
    Room Revenues                                  29,007             44.7%          25,401             41.5%
    Video Systems/Other                             1,744              2.7%           2,059              3.4%
                                                ---------        ---------        ---------        ---------
Total Direct Costs                                 30,751             47.3%          27,460             44.8%

                                                ---------        ---------        ---------        ---------
Direct Income                                      34,213             52.7%          33,773             55.2%

Operations                                          7,671             11.8%           7,418             12.1%
Research & Development                              2,107              3.2%           2,062              3.4%
Selling, General & Administrative                   5,853              9.0%           6,075              9.9%
                                                ---------        ---------        ---------        ---------
                                                   15,631             24.1%          15,555             25.4%

                                                ---------        ---------        ---------        ---------
EBITDA(1)                                          18,582             28.6%          18,218             29.8%

Depreciation, amortization and stock based         19,749             30.4%          22,775             37.2%
     compensation
Interest/other exp, net                             3,294              5.1%           2,282              3.7%
Taxes                                                 106              0.2%              23              0.0%
                                                ---------        ---------        ---------        ---------
                                                   23,149             35.6%          25,080             41.0%

                                                ---------        ---------        ---------        ---------
Net Loss                                        $  (4,567)            (7.0%)      $  (6,862)           (11.2%)
                                                =========        =========        =========        =========

CAPITAL EXPENDITURES                            $  19,631                         $  20,209


                          --------------------------------------------------------------
                              AS OF           % OF            AS OF           % OF
                            MARCH 31,         TOTAL         MARCH 31,         TOTAL
                              2000            ROOMS           1999            ROOMS
                          -----------      -----------     -----------      -----------
TOTAL HOTELS                  3,416                              3,249
TOTAL ROOMS                 958,000                            934,000

ROOM COMPOSITION:
Geographic
    Domestic                827,000           86.3%            814,000          87.2%
    International           131,000           13.7%            120,000          12.8%

System Type
    Scheduled Only           65,000            6.8%             92,000           9.9%
    On-Demand               893,000           93.2%            842,000          90.1%


-----------

(1) EBITDA represents earnings before interest, income taxes, depreciation, amortization and stock based compensation. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 1 and discussed in Item 2 under Liquidity and Capital Resources.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Total revenues for the first quarter of 2000 increased $3.8 million or 6.2% to $65.0 million, as compared to $61.2 million for the comparable period of 1999. Room revenues increased $3.9 million or 6.7% in the first quarter of 2000 to $62.4 million, as compared to $58.5 million in the first quarter of 1999. The increase was primarily due to higher total rooms being served during the period, a higher percentage of total rooms being served by higher revenue producing on-demand equipment, and higher net revenues per equipped room (RER). RER increased to $21.72 per month in the first quarter of 2000 compared to $20.96 for the first quarter of 1999. The increase in RER was due to strong buy rates for feature movies in the quarter, reduced movie denial rates, as well as increasing Internet, game, and free-to-guest revenues in the installed room base. Video system sales and other revenues decreased $0.1 million or 3.7% to $2.6 million in the first quarter of 2000, as compared to the first quarter of 1999.

     Total direct costs of revenues for the first quarter of 2000 increased $3.3 million or 12.0% to $30.8 million, as compared to $27.5 million for the first quarter of 1999. Direct costs associated with room revenue in the first quarter of 2000 increased $3.6 million or 14.2% to $29.0 million, versus the same period of 1999, and, as a percentage of room revenue, increased to 46.5% for the quarter ended March 31, 2000 from 43.4% for the quarter ended March 31, 1999. Both increases are primarily due to increases in movie royalties paid on feature movies, hotel commissions and free-to-guest expenses overall and in relation to the increase in room revenue. The increase in movie royalties is primarily due to a higher percentage of feature movies in the revenue mix for the quarter ended March 31, 2000 compared to the year earlier period. Direct costs from video system sales and other revenues decreased $0.4 million or 19.0% to $1.7 million in the first quarter of 2000, as compared to $2.1 million in the same period of 1999, primarily due to the decrease in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues decreased to 67.6% for the first quarter of 2000 from 75.9% for the same period of 1999 due to higher margins on certain hardware sales.

    Operations expenses, which consist primarily of technical field support costs for the hotels, for the first quarter of 2000 increased $0.3 million or 4.1% to $7.7 million, as compared to $7.4 million in the first quarter of 1999, and as a percentage of room revenue decreased to 12.3% from 12.7% for the same period of 1999.

     Research and development expenses for the first quarter of 2000 of $2.1 million remained consistent with the $2.1 million expended in the same period of 1999, and decreased as a percentage of total revenue from 3.4% in the 1999 period to 3.2% in the 2000 period.

     Selling, general and administrative expenses for the first quarter of 2000 decreased $0.2 million or 3.3% to $5.9 million, as compared to $6.1 million in the first quarter of 1999 and as a percentage of total revenue decreased from 9.9% in the 1999 period to 9.0% in the 2000 period. The decrease is principally due to higher than normal expenses incurred in the first quarter of 1999 related to product management and marketing to support new products and initiatives.

    EBITDA for the first quarter of 2000 increased $0.4 million or 2.2% to $18.6 million as compared to $18.2 million in the first quarter of 1999. EBITDA as a percentage of total revenue decreased to 28.6% in the first quarter of 2000 from 29.8% in the same period of 1999. The decreased EBITDA percentage is primarily attributable to the increase in direct costs associated with room revenue in the first quarter of 2000 as compared to the same period of 1999.

    Depreciation and amortization expenses for the first quarter of 2000 decreased $3.1 million or 13.6% to $19.7 million, as compared to $22.8 million for the first quarter of 1999, and as a percentage of total revenue decreased to 30.4% for the quarter ended March 31, 2000 from 37.2% for the quarter ended March 31, 1999. This decrease occurred primarily due to certain video systems assets acquired during the 1996 acquisition of Spectravision by OCC, which were fully depreciated in October 1999.

        Interest / other expense, net for the first quarter of 2000 increased $1.0 million or 43.5% to $3.3 million as compared to $2.3 million for the first quarter of 1999. This increase is due to additional borrowings under the company's revolving credit facility, an increase in interest rates and additional interest under certain capital lease obligations which were entered into during the third and fourth quarters of 1999.

    Provision for income taxes for the quarters ended March 31, 2000 and 1999 represents tax on income in certain domestic jurisdictions. Income taxes increased to $0.1 million in 2000 from a nominal amount for the same period in 1999.

    Net loss decreased to $4.6 million for the first quarter of 2000 from $6.9 million for the first quarter of 1999 due to various factors as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the three months ended March 31, 2000 were cash from operations of $8.4 million, and borrowings of $8.0 million from the Company's Credit Facility (see note 4 of Notes to Condensed Consolidated Financial Statements). Cash was expended primarily for capital expenditures which totaled $19.6 million for the first three months of the year, primarily for the conversion of hotels equipped with SpectraVision and OCV systems to OCC's new OCX systems, the installation of new hotels with OCC's systems, increased inventory, and internal fixed asset purchases.

     The amount of the Company's Credit Facility is $200 million. At March 31, 2000, the Company had $188.0 million outstanding under its Credit Facility and had access to an additional $12.0 million of long-term financing. The Company anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $70 to $90 million during the remainder of 2000. In order to meet its business plan for the remainder of 2000, the Company will need to raise additional financing and re-negotiate the financial covenants in its current Credit Facility. The Company is currently pursuing refinancing and an increase of its Credit Facility. If the Company is unable to raise additional financing, the Company would need to reduce its capital spending well below the levels stated above for the year 2000 which would have an adverse impact on OCC.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly, the Company's interest expense and cash flow. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At March 31, 2000, the Company had $188.0 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 6.7%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates at March 31, 2000 would increase (or decrease), the Company's interest expense and cash outflow by approximately $1.4 million for the remaining nine months of the year.

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

ITEM 2.  CHANGES IN SECURITIES:
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

        EXHIBIT NO.                 DESCRIPTION

        (A)  27.0                   Financial Data Schedule

        (B)Reports on Form 8-K

           (1) The Registrant filed with the Commission on February 24, 2000, a form describing (i) the election of two new directors and (ii) the resignation of the Registrant's acting chief executive officer, who remained as Chairman.

           (2) The Registrant filed with the Commission on April 12, 2000 a form 8-K describing a change of control of the Registrant as a result of the acquisition by Liberty Media Corporation of control of Ascent Entertainment Group, Inc.
---------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on May 14, 2000.


                                           On Command Corporation


                                           /s/ PAUL J. MILLEY
                                           -------------------------------------
                                           Paul J. Milley
                                           Senior Vice President, Finance
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS



        EXHIBIT NO.                 DESCRIPTION
        -----------                 -----------

        (A)  27.0                   Financial Data Schedule