Form 10-Q
period 2000-06-30
ON COMMAND CORP
filed 2000-08-14
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
               Commission File Number              00-21315


                             ON COMMAND CORPORATION
             (Exact name of registrant as specified in its charter)



                     DELAWARE                               77-04535194
     (State or other jurisdiction of incorporation       (I.R.S. Employer
                  or organization)                      Identification No.)


      6331 SAN IGNACIO AVE, SAN JOSE, CALIFORNIA               95119
       (Address of principal executive offices)             (Zip Code)


                                 (408) 360-4500
              (Registrant's telephone number, including area code)


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

        The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 30,491,070 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                 Page No.
PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

 Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.      3

 Condensed Consolidated Statements of Operations for the Three Months and Six
 Months Ended June 30, 2000 and 1999.                                                  4

 Condensed Consolidated Statements of Cash Flows for the Six Months Ended
 June 30, 2000 and 1999.                                                               5

 Notes to Condensed Consolidated Financial Statements.                               6-8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations.                                                             9-14

PART II. OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K                                            14

SIGNATURES                                                                            15

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)


                                                         June 30,      December 31,
                                                           2000            1999
                                                        ---------       ---------

                                     ASSETS
Current assets:
  Cash and cash equivalents                             $   6,334       $   8,972
  Accounts receivable, net                                 35,739          32,037
  Other current assets                                      1,552           1,211
                                                        ---------       ---------
     Total current assets                                  43,625          42,220

Video systems, net                                        278,230         266,947
Property and equipment, net                                19,374          17,644
Goodwill, net                                              71,109          73,297
Other assets, net                                           4,556           2,809
                                                        ---------       ---------
Total Assets                                            $ 416,894       $ 402,917
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  32,214       $  31,435
  Accounts payable to stockholder                           1,556           1,054
  Accrued compensation                                      5,735           6,431
  Other accrued liabilities                                 9,474           8,750
  Current portion of capital lease obligations                986           2,533
  Taxes payable                                             7,608           6,809
                                                        ---------       ---------
    Total current liabilities                              57,573          57,012

Capital lease obligations                                   1,720           1,758
Revolving credit facility                                 205,000         180,000
                                                        ---------       ---------
    Total liabilities                                     264,293         238,770
                                                        ---------       ---------

Stockholders' equity:
  Common stock, $.01 par value; shares
   authorized - 50,000 in 2000 and 1999;
   shares issued and outstanding - 30,491
   in 2000 and 30,313 in 1999;                          $     305       $     303
  Additional paid-in capital                              253,362         251,677
  Common stock warrants                                    31,450          31,450
  Other comprehensive income - cumulative
    translation loss                                       (2,578)           (872)
  Accumulated deficit                                    (129,938)       (118,411)
                                                        ---------       ---------
     Total stockholders' equity                           152,601         164,147
                                                        ---------       ---------
Total Liabilities & Stockholders' equity                $ 416,894       $ 402,917
                                                        =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                        June 30,
                                                                  -------------------------       -------------------------
                                                                     2000            1999            2000            1999
                                                                  ---------       ---------       ---------       ---------
Revenues:
  Room                                                            $  63,088       $  59,252       $ 125,474       $ 117,774
  Video system sales / other                                          2,681           3,312           5,259           6,023
                                                                  ---------       ---------       ---------       ---------
    Total revenues                                                   65,769          62,564         130,733         123,797
                                                                  ---------       ---------       ---------       ---------

Direct costs:
  Room                                                               28,054          26,304          57,061          51,705
  Video system sales / other                                          2,007           2,179           3,751           4,238
                                                                  ---------       ---------       ---------       ---------
    Total direct costs                                               30,061          28,483          60,812          55,943
                                                                  ---------       ---------       ---------       ---------

Direct income                                                        35,708          34,081          69,921          67,854

Operating expenses:
  Operations                                                          8,255           7,041          15,926          14,459
  Research and development                                            1,971           2,046           4,078           4,108
  Selling, general and administrative                                 6,665           6,688          12,518          12,763
  Depreciation, amortization, and stock based compensation           22,258          24,314          42,007          47,089
                                                                  ---------       ---------       ---------       ---------
    Total operating expenses                                         39,149          40,089          74,529          78,419
                                                                  ---------       ---------       ---------       ---------

Operating loss                                                       (3,441)         (6,008)         (4,608)        (10,565)

Interest expense                                                      3,399           2,557           6,868           5,001
Interest/other income, net                                             (137)           (153)           (312)           (315)
                                                                  ---------       ---------       ---------       ---------

Loss before income taxes                                             (6,703)         (8,412)        (11,164)        (15,251)

Income tax expense                                                      257              48             363              71
                                                                  ---------       ---------       ---------       ---------
Net loss                                                          $  (6,960)      $  (8,460)      $ (11,527)      $ (15,322)
                                                                  =========       =========       =========       =========

Other comprehensive income, net of taxes:

  Foreign currency translation                                       (1,126)            606          (1,706)          1,166
                                                                  ---------       ---------       ---------       ---------
Other comprehensive income (loss)                                    (1,126)            606          (1,706)          1,166
                                                                  ---------       ---------       ---------       ---------
Comprehensive income (loss)                                          (8,086)         (7,854)        (13,233)        (14,156)
                                                                  =========       =========       =========       =========


Basic and diluted net loss per share                              $   (0.23)      $   (0.28)      $   (0.38)      $   (0.51)
                                                                  =========       =========       =========       =========

Shares used in basic and diluted per share computations              30,477          30,187          30,424          30,180
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

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                         Six Months Ended
                                                                              June 30,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
Cash flows from operating activities:
  Net loss                                                            $(11,527)      $(15,322)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation, amortization, and stock based compensation          42,007         47,089
      Loss on disposal of fixed assets                                       9              2
      Changes in assets and liabilities:
          Accounts receivable, net                                      (3,826)        (3,376)
          Other assets                                                    (797)           658
          Accounts payable                                                 870          3,021
          Accounts payable to stockholder                                  501            453
          Accrued compensation                                            (930)          (600)
          Taxes payable                                                    909         (1,497)
          Other accrued liabilities                                        755           (732)
                                                                      --------       --------
           Net cash provided by operating activities                    27,971         29,696
                                                                      --------       --------

Cash flows from investing activities:
      Capital expenditures                                             (53,212)       (40,651)
      Joint venture investment                                          (2,000)             -
                                                                      --------       --------
            Net cash used in investing activities                      (55,212)       (40,651)
                                                                      --------       --------
Cash flows from financing activities:
      Proceeds from revolving credit facility                           25,000         10,000
      Payments on capital lease obligations                             (1,565)             -
      Proceeds from issuance of common stock                             1,618            195
                                                                      --------       --------
            Net cash provided by financing activities                   25,053         10,195
                                                                      --------       --------
Effect of exchange rate changes in cash                                   (450)            96
                                                                      --------       --------

Net decrease in cash and cash equivalents                               (2,638)          (664)

Cash and cash equivalents, beginning of period                           8,972          7,235
                                                                      --------       --------

Cash and cash equivalents, end of period                              $  6,334       $  6,571
                                                                      ========       ========

Non-cash activity:
      Stock based compensation                                        $    602       $    769
                                                                      ========       ========

Supplemental information:
      Cash paid for income taxes                                      $    187       $    156
                                                                      ========       ========
      Cash paid for interest                                          $  6,557       $  4,875
                                                                      ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

          On March 28, 2000, Liberty Media Corporation ("Liberty") obtained control of Ascent pursuant to the closing of a tender offer (the "Offer") in which Liberty offered Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the offer on February 29, 2000 and under its terms and conditions, the Offer expired on March 27, 2000. Under the terms of the Agreement and Plan of Merger (the "Merger Agreement") among Ascent, Liberty and Liberty AEG Acquisition, Inc. ("Merger Sub") an indirect wholly-owned subsidiary of Liberty, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than Shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per share in cash. The Merger occurred on June 8, 2000 and at the time of the Merger, Ascent became an indirect, wholly-owned subsidiary of Liberty.

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.   NET LOSS PER SHARE

          Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common equivalent shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants, except that at June 30, 2000 and 1999 approximately 10.9 million and 9.5 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common equivalent shares outstanding for the diluted net loss per share computation as common stock equivalents because their effect is antidilutive.

3.   DEBT

          At June 30, 2000, the OCC Revolving Credit Facility provided for borrowings up to $200.0 million, matured in 2002 and, subject to certain conditions renewable for an additional two years. Based on borrowings outstanding at June 30, 2000, OCC had no availability under this revolving Credit Facility.

          On June 29, 2000, OCC obtained an additional line of credit from a bank to provide for unsecured borrowings of up to $10.0 million, at the bank's prime rate. At June 30, 2000, the Company had borrowed $5.0 million under this line of credit, which was due and payable on the earlier of July 31, 2000 or the date on which a definitive credit agreement shall have been fully executed and delivered with respect to a proposed $350.0 million Revolving Credit Facility.

          On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit Facility"), replacing the existing $200.0 million Revolving Credit Facility and the $10.0 million line of credit. The new agreement provides OCC with unsecured borrowings of up to $350.0 million for the next five years (the new OCC Credit Facility matures July, 2005). Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate). The new OCC Credit Facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, and incur debt or create liens on assets, among other things. In addition, the new OCC Credit Facility requires OCC to meet certain leverage and interest coverage tests.

4.   LITIGATION

          On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC has received royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,800,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC received the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC recognizes the royalty revenue as payments are received.

          In September 1998, OCV filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet, which OCC believes were due and payable under the license agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with Maginet.

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

          In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company does not believe that the implementation of this SAB will have a material impact on the Company's financial position, results of operations or cash flows.

          In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation-and interpretation of APB Opinion No. 25" ("Fin 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 and January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effect of applying this Interpretation are to be recognized on a prospective basis. The Company does not believe that the implementation of this FASB Interpretation will have a material impact on the Company's financial position, results of operations or cash flows.

6.   INVESTMENT IN JOINT VENTURE

          On June 29, 2000, OCC and an unrelated party, STS Hotel Net, LLC ("STS") entered into a letter Agreement (the "STS Agreement") to jointly form and operate a new entity. The new entity will be engaged in the development and management of Internet distribution services to the lodging industry and other customer groups. Terms of the STS Agreement provide for OCC to contribute $20.0 million in cash for a 45% ownership share, for STS to contribute its existing assets, liabilities and businesses for a 45% ownership share and for officers and employees to own a 10% interest. In conjunction with the signing of the STS Agreement, OCC made an initial investment of $2.0 million on June 29, 2000. The Company will fund its remaining capital commitment of $18.0 million at closing. Closing of the transaction is subject to numerous conditions, including approval of governmental and regulatory authorities. The Company's investment in the joint venture will be accounted for using the equity method.

7.   SUBSEQUENT EVENT

          Following negotiations between the Company and Jerome H. Kern ("Kern"), its Chairman and CEO regarding the terms of Kern's equity purchase from the Company, on August 10, 2000 the Company sold to Kern 13,500 shares of the Company's Series A Convertible Participating Preferred Stock, which shares are initially convertible into 1,350,000 shares of the Company's common stock. The price of the preferred shares was $1,562.50 per share. The preferred shares participate in any dividends paid to the holders of the common stock but otherwise are not entitled to receive any dividends. The preferred shares have a liquidation preference of $.01 per share; thereafter, the preferred shares are entitled to participate with the common stock in distributions upon liquidation on an as-converted basis. The holders of the preferred shares vote with the holders of the common stock as a single class and are entitled to one vote per share. The company lent to Kern $21,080,250 to finance the acquisition of the preferred shares. This loan is secured by the preferred shares or their proceeds and Kern's personal obligations under such loan are limited. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The promissory note matures on August 1, 2005, at which time all principal and interest becomes due. Kern's right to transfer the preferred shares is restricted.

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

                                    OVERVIEW

     OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced rapid growth in the past seven years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 969,000 rooms at June 30, 2000, of which approximately 906,000 rooms are served by on-demand systems.

     OCC provides in-room video entertainment and information services on three technology platforms: the recently developed OCX video system, the On Command Video (OCV) System and the SpectraVision systems. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, TV-based Internet with a wireless keyboard, and other guest services. At June 30, 2000, OCC had installed the OCX systems in approximately 83,000 hotel rooms, of which there are approximately 69,000 rooms with Internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select at any time, movies and games through the television sets in their hotel rooms. At June 30, 2000, OCC has approximately 732,000 rooms installed with the OCV platform. There are variations of the SpectraVision video systems still installed in hotels, including tape based scheduled and on demand systems. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX systems. At June 30, 2000, OCC had approximately 154,000 rooms installed with SpectraVision equipment.

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

     At June 30, 2000, approximately 86% of OCC's 969,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America, and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCC's systems to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and ALLIN Communications, Inc., which is licensed to install OCC's systems in cruise ships and hospitals.

                             ANALYSIS OF OPERATIONS

     Following is selected financial information for the three months and six months ended June 30, 2000 compared to the same period for 1999.

                         SELECTED FINANCIAL INFORMATION
                                  (Unaudited)
                 (In thousands, except hotel and room amounts)

                                                  Three Months Ended                               Six Months Ended
                                    -------------------------------------------     -------------------------------------------
                                                  % Of                   % Of                    % Of                    % Of
                                     June 30,     Total     June 30,     Total      June 30,     Total      June 30,     Total
                                       2000      Revenue      1999      Revenue       2000      Revenue       1999      Revenue
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
Revenues:
     Room Revenues                  $  63,088      95.9%    $  59,252      94.7%    $ 125,474      96.0%    $ 117,774      95.1%
     Video Systems/Other                2,681       4.1%        3,312       5.3%        5,259       4.0%        6,023       4.9%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
Total Revenues                         65,769     100.0%       62,564     100.0%      130,733     100.0%      123,797     100.0%

Direct Costs:
     Room Revenues                     28,054      42.7%       26,304      42.0%       57,061      43.6%       51,705      41.8%
     Video Systems/Other                2,007       3.0%        2,179       3.5%        3,751       2.9%        4,238       3.4%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
Total Direct Costs                     30,061      45.7%       28,483      45.5%       60,812      46.5%       55,943      45.2%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
Direct Profit                          35,708      54.3%       34,081      54.5%       69,921      53.5%       67,854      54.8%

Operations                              8,255      12.6%        7,041      11.2%       15,926      12.2%       14,459      11.7%
Research & Development                  1,971       3.0%        2,046       3.3%        4,078       3.1%        4,108       3.3%
Selling, General & Administrative       6,665      10.1%        6,688      10.7%       12,518       9.6%       12,763      10.3%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
                                       16,891      25.7%       15,775      25.2%       32,522      24.9%       31,330      25.3%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
EBITDA(1)                              18,817      28.6%       18,306      29.3%       37,399      28.6%       36,524      29.5%

Depreciation, Amortization, and
     Stock Based Compensation          22,258      33.8%       24,314      38.9%       42,007      32.1%       47,089      38.0%
Interest expense                        3,399       5.2%        2,557       4.0%        6,868       5.3%        5,001       4.0%
Interest/other income, net               (137)     (0.2%)        (153)     (0.2%)        (312)     (0.3%)        (315)     (0.2%)
Taxes                                     257       0.4%           48       0.1%          363       0.3%           71       0.1%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
                                       25,777      39.2%       26,766      42.8%       48,926      37.4%       51,846      41.9%
                                    ---------    -------    ---------   --------    ---------   --------    ---------   --------
Net Loss                            $  (6,960)    (10.6%)   $  (8,460)    (13.5%)   $ (11,527)     (8.8%)   $ (15,322)    (12.4%)
                                    =========    =======    =========   ========    =========   ========    =========   ========

CAPITAL EXPENDITURES                $  33,581               $  20,442               $  53,212               $  40,651

--------------------------------------------------------------------------------

                        As of     % Of      As of     % Of
                       June 30,  Total     June 30,  Total
                         2000    Rooms       1999    Rooms
                       -------   -----     -------   -----
TOTAL HOTELS             3,449               3,308
TOTAL ROOMS            969,000             942,000

ROOM COMPOSITION:
Geographic
     Domestic          835,000    86.2%    820,000    87.0%
     International     134,000    13.8%    122,000    13.0%

System Type
     Scheduled Only     63,000     6.5%     84,000     8.9%
     On-Demand         906,000    93.5%    858,000    91.1%

------------------------------

(1) EBITDA represents earnings before interest, income taxes, depreciation, amortization, and stock based compensation. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Total revenues for the second quarter of 2000 increased $3.2 million or 5.1% to $65.8 million, as compared to $62.6 million for the comparable period of 1999. Room revenues increased $3.8 million or 6.4% in the second quarter of 2000 to $63.1 million, as compared to $59.3 million in the second quarter of 1999. The increase was primarily due to higher total rooms being served during the period, a higher percentage of total rooms being served by higher revenue producing on-demand equipment, and higher net revenues per equipped room (RER). RER increased to $21.84 per month in the second quarter of 2000 compared to $21.04 for the second quarter of 1999. The increase in RER was due to increased guest programming revenues, reduced movie denial rates, as well as increasing Internet and game revenues. Video system sales and other revenues decreased $0.6 million or 18.2% to $2.7 million in the second quarter of 2000, as compared to $3.3 million for the second quarter of 1999.

     Total direct costs of revenues for the second quarter of 2000 increased $1.6 million or 5.6% to $30.1 million, as compared to $28.5 million for the second quarter of 1999. Direct costs associated with room revenue in the second quarter of 2000 increased $1.8 million or 6.8% to $28.1 million, versus $26.3 million for the same period of 1999, and, as a percentage of room revenue, remained almost flat at 44.5% for the second quarter of 2000 compared to 44.4% for the second quarter of 1999. The increase in direct costs was due to the increase in revenue. Direct costs from video system sales and other revenues decreased $0.2 million or 9.1% to $2.0 million in the second quarter of 2000, as compared to $2.2 million in the same period of 1999, primarily due to the decrease in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 74.1% for the second quarter of 2000 from 66.7% for the same period of 1999 due to lower margins on certain hardware sales.

     Operations expenses, which consist primarily of technical field support costs for the hotels, for the second quarter of 2000 increased $1.3 million or 18.6% to $8.3 million, as compared to $7.0 million in the second quarter of 1999, and as a percentage of room revenue increased to 13.2% from 11.8% for the same period of 1999. The increase was primarily due to higher material spare parts and freight costs.

     Research and development expenses for the second quarter of 2000 of $2.0 million remained consistent with the $2.0 million expended in the same period of 1999, and decreased as a percentage of total revenue from 3.3% in the 1999 period to 3.0% in the 2000 period.

     Selling, general and administrative expenses for the second quarters of 2000 and 1999 remained consistent at $6.7 million, as compared to $6.7 million in the second quarter of 1999 and as a percentage of total revenue, these expenses decreased from 10.7% in the 1999 period to 10.1% in the 2000 period.

     EBITDA for the second quarter of 2000 increased $0.5 million or 2.7% to $18.8 million as compared to $18.3 million for the second quarter of 1999. EBITDA as a percentage of total revenue decreased to 28.6% in the second quarter of 2000 from 29.2% in the same period of 1999. The decreased EBITDA percentage is primarily attributable to the increase in operations expense in the second quarter of 2000 as compared to the same period of 1999.

     Depreciation, amortization and stock based compensation expenses for the second quarter of 2000 decreased $2.0 million or 8.2% to $22.3 million, as compared to $24.3 million for the second quarter of 1999, and as a percentage of total revenue decreased to 33.8% for the second quarter 2000 from 38.9% for the second quarter of 1999. This decrease occurred primarily due to the absence of depreciation on certain video systems assets acquired during the 1996 acquisition of SpectraVision by OCC, which became fully depreciated in October 1999.

     Interest expense for the second quarter of 2000 increased $0.8 million or 30.8% to $3.4 million as compared to $2.6 million for the second quarter of 1999. This increase is due to additional borrowings under the company's revolving Credit Facility, an increase in interest rates and additional interest under certain capital lease obligations which were entered into during the third and fourth quarters of 1999.

     Provision for income taxes for the quarters ended June 30, 2000 and 1999 represents tax on income in certain international and domestic jurisdictions. Income taxes increased to $0.3 million in 2000 from a nominal amount for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Total revenues for the six months ended June 30, 2000 increased $6.9 million or 5.6% to $130.7 million, as compared to $123.8 million for the comparable period of 1999. Room revenues increased $7.7 million or 6.5% in the first six months of 2000 to $125.5 million, as compared to $117.8 million in the first six months of 1999. The increase was primarily due to higher total rooms being served during the period, a higher percentage of total rooms being served by higher revenue-producing on-demand equipment, increased guest programming revenues, and higher net revenue per equipped room. Video system sales and other revenues decreased $0.7 million or 11.7% to $5.3 million in the six months ended June 30, 2000, as compared to $6.0 million in the six months ended June 30, 1999.

     Total direct costs of revenues for the six months ended June 30, 2000 increased $4.9 million or 8.8% to $60.8 million, as compared to $55.9 million for the six months ended June 30, 1999. Direct costs associated with room revenue in the first six months of 2000 increased $5.4 million or 10.4% to $57.1 million, as compared to $51.7 million for the same period of 1999, and as a percentage of room revenue increased to 45.5% for the six months ended June 30, 2000 from 43.9% for the six months ended June 30, 1999. Increases in direct costs arise primarily due to the increase in revenues. The increase of direct cost as a percent of revenue is primarily attributable to increases in hotel commissions and royalties paid on feature movies. Direct costs from video system sales and other revenues decreased $0.4 million or 9.5% to $3.8 million in the first six months of 2000, as compared to $4.2 million in the same period of 1999, primarily due to the decrease in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 71.7% for the six months ended June 30, 2000 from 70.0% for the same period of 1999. The increase is primarily due to lower margins on certain hardware sales completed during 2000.

     Operations expenses, which consists primarily of technical field support for the hotels, increased $1.4 million or 9.7% to $15.9 million for the six months ended June 30, 2000, as compared to $14.5 million for the six months ended June 30, 1999, and as a percentage of room revenue increased slightly to 12.7% from 12.3% for the same period of 1999. The increase is primarily due to higher material spare parts and freight costs in 2000.

     Research and development expenses of $4.1 million for the six months ended June 30, 2000 remained consistent with the $4.1 million expended for the same period of 1999.

     Selling, general and administrative expenses for the six months ended June 30, 2000 decreased slightly to $12.5 million, as compared to $12.8 million for the six months ended June 30, 1999. The decrease is primarily due to higher than normal expenses incurred in 1999 related to product management and marketing to support new products and initiatives.

     EBITDA for the six months ended June 30, 2000 increased $0.9 million or 2.5% to $37.4 million as compared to $36.5 million for the six months ended June 30, 1999. EBITDA as a percentage of total revenue decreased to 28.6% in the first six months of 2000 from 29.5% in the same period of 1999. The decreased EBITDA percentage is primarily attributable to the slight increase in direct costs as a percent of revenues in 2000 as compared to the same period in 1999.

     Depreciation, amortization, and stock based compensation expenses for the six months ended June 30, 2000 decreased $5.1 million or 10.8% to $42.0 million, as compared to $47.1 million for the six months ended June 30, 1999, and as a percentage of total revenue decreased to 32.1% for the first six months of 2000 from 38.0% for the first six months of 1999. The decrease occurred primarily due to the absence of depreciation on certain video system assets acquired during the 1996 acquisition of Spectravision by the company, which became fully depreciated in October of 1999.

     Interest expense for the six months ended June 30, 2000 increased $1.9 million or 38.0% to $6.9 million as compared to $5.0 million for the six months ended June 30, 1999. This increase is due to additional borrowings under the company's revolving Credit Facility, an increase in interest rates and additional interest due under certain capital lease obligations which were entered into during the third and fourth quarters of 1999.

     Provision for income taxes for the six months ended June 30, 2000 and 1999 represent tax on income in certain international and domestic jurisdictions. Income taxes increased to $0.4 million in 2000 from $0.1 million for the same period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the six months ended June 30, 2000 and June 30, 1999 respectively, were cash from operations of $28.0 million and $29.7 million, and borrowings of $25.0 million and $10.0 million from the Company's former Credit Facility (for both six month periods) and a bank line of credit (for the six months ended June 30, 2000 - see note 3 of Notes to Condensed Consolidated Financial Statements). For the six months ended June 30, 2000 and June 30, 1999, respectively, cash was expended primarily for capital expenditures which totaled $53.2 million for the first six months of 2000 and $40.7 million for the first six months of 1999, related primarily to the conversion of hotels equipped with SpectraVision and OCV systems to OCC's new OCX systems, the installation of new hotels with OCC's systems, increased inventory, and internal fixed asset purchases.

     At June 30, 2000, the OCC Revolving Credit Facility provided for borrowings up to $200.0 million, maturing in 2002 and, subject to certain conditions renewable for an additional two years. Based on borrowings outstanding at June 30, 2000, OCC had no availability under the OCC Revolving Credit Facility. On June 29, 2000, OCC obtained an additional line of credit from a bank to provide for unsecured borrowings of up to $10.0 million, at the bank's prime rate. At June 30, 2000, the Company had borrowed $5.0 million under this line of credit.

     On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit Facility"), replacing the existing $200.0 million Revolving Credit Facility and the $10.0 million line of credit. The new agreement provides OCC with unsecured borrowings of up to $350.0 million for the next five years (the new OCC Credit Facility matures July, 2005). Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate). The new OCC Credit Facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, and, incur debt or create liens on assets, among other things. In addition, the new OCC Credit Facility requires OCC to meet certain leverage and interest coverage tests.

     The Company expects that internally generated funds and the new Credit Facility will support its financing requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. Revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At June 30, 2000, the Company had $205.0 million outstanding on its former Credit Facility and the weighted average interest rate on such Credit Facility was 7.31%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at June 30, 2000 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $2.05 million.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

     On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC has received royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,800,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC received the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC recognizes the royalty revenue as payments are received.

     In September 1998, OCV filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet, which OCC believes were due and payable under the license agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging torts by OCV and OCC in their respective relationships with Maginet.

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

          (B)  Reports on Form 8-K

          (1) The Registrant filed with the Commission on April 12, 2000 a form 8-K describing a change of control of the Registrant as a result of the acquisition by Liberty Media Corporation of control of Ascent Entertainment Group, Inc.

          (2) The Registrant filed with the Commission on June 20, 2000 a Form 8-K describing the dismissal of Deloitte & Touche, LLP as its independent public accountant and the engagement of KPMG LLP as its independent public accountant.

---------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on August 14, 2000.


                                              On Command Corporation



                                                  /s/  PAUL J. MILLEY
                                              ----------------------------------
                                              Paul J. Milley
                                              Senior Vice President, Finance
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT NO.                 DESCRIPTION

        (A)  27.0                   Financial Data Schedule