Form 10-Q
period 2000-09-30
ON COMMAND CORP
filed 2000-11-14
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

        The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 30,547,835 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                Page No.
PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2000 and
 December 31, 1999 (Unaudited)                                                     3

Condensed Consolidated Statements of Operations for the Three Months and Nine
 Months Ended September 30, 2000 and 1999 (Unaudited)                              4

Condensed Consolidated Statement of Stockholder's Deficit for the Nine
 Months Ended September 30, 2000 (Unaudited)                                       5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 2000 and 1999 (Unaudited)                                           6

Notes to Unaudited Condensed Consolidated Financial Statements                    7-10

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   10-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk               16

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                        17

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                   September 30,    December 31,
                                                                                       2000              1999
                                                                                    ---------         ---------
ASSETS

Current assets:
  Cash and cash equivalents                                                         $   6,896         $   8,972
  Accounts receivable, net                                                             36,341            32,037
  Other current assets                                                                  1,814             1,211
                                                                                    ---------         ---------
     Total current assets                                                              45,051            42,220

Video systems, net                                                                    286,981           266,947
Property and equipment, net                                                            20,956            17,644
Goodwill, net                                                                          70,015            73,297
Other assets, net (Note 6)                                                              7,534             2,809
                                                                                    ---------         ---------
    Total Assets                                                                    $ 430,537         $ 402,917
                                                                                    =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $  37,117         $  31,435
  Accounts payable to stockholder                                                         621             1,054
  Accrued compensation                                                                  7,936             6,431
  Other accrued liabilities                                                             7,209             8,750
  Current portion of capital lease obligations                                            705             2,533
  Taxes payable                                                                         6,066             6,809
                                                                                    ---------         ---------
    Total current liabilities                                                          59,654            57,012

Capital lease obligations                                                               1,525             1,758
Revolving credit facility (Note 3)                                                    225,133           180,000
                                                                                    ---------         ---------
    Total liabilities                                                                 286,312           238,770
                                                                                    ---------         ---------

Commitments and contingencies (Note 4)

Stockholders' equity (Note 7):
  Common stock, $.01 par value; shares authorized - 50,000 in 2000 and 1999;
     shares issued and outstanding - 30,548 in 2000 and 30,313 in 1999              $     305         $     303
  Common stock warrants                                                                31,429            31,450
  Preferred stock $.01 par value; shares authorized, issued and outstanding -
     13,500 in 2000, none in 1999                                                           -                 -
  Additional paid-in capital                                                          275,078           251,677
  Accumulated other comprehensive income - cumulative translation loss                 (2,874)             (872)
  Accumulated deficit                                                                (138,415)         (118,411)
  Less: note receivable from stockholder                                              (21,298)                -
                                                                                    ---------         ---------
     Total stockholders' equity                                                       144,225           164,147
                                                                                    ---------         ---------
Total liabilities and stockholders' equity                                          $ 430,537         $ 402,917
                                                                                    =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                  ---------------------------         ---------------------------
                                                                     2000              1999              2000              1999
                                                                  ---------         ---------         ---------         ---------
Revenues (Note 8):
  Room                                                            $  62,822         $  61,800         $ 188,296         $ 179,574
  Video system sales / other                                          6,010             5,952            11,269            11,975
                                                                  ---------         ---------         ---------         ---------
    Total revenues                                                   68,832            67,752           199,565           191,549
                                                                  ---------         ---------         ---------         ---------


Direct costs:
  Room                                                               29,336            28,037            86,397            79,742
  Video system sales / other                                          1,380             1,115             5,131             5,353
                                                                  ---------         ---------         ---------         ---------
    Total direct costs                                               30,716            29,152            91,528            85,095
                                                                  ---------         ---------         ---------         ---------

Direct income                                                        38,116            38,600           108,037           106,454

Operating expenses:
  Operations                                                          7,746             7,573            23,672            22,032
  Research and development                                            2,464             2,182             6,542             6,290
  Selling, general and administrative                                 7,384             6,418            19,902            19,181
  Depreciation, amortization, and stock based compensation           21,317            24,768            63,324            71,857
  Relocation expense (Note 9)                                         2,997                 -             2,997                 -
                                                                  ---------         ---------         ---------         ---------
    Total operating expenses                                         41,908            40,941           116,437           119,360
                                                                  ---------         ---------         ---------         ---------

Operating loss                                                       (3,792)           (2,341)           (8,400)          (12,906)

Interest expense                                                      4,871             2,699            11,739             7,700
Interest/other income, net                                             (178)             (123)             (490)             (438)
                                                                  ---------         ---------         ---------         ---------

Loss before income taxes                                             (8,485)           (4,917)          (19,649)          (20,168)

Income tax expense (benefit)                                             (8)               65               355               136
                                                                  ---------         ---------         ---------         ---------
Net loss                                                          $  (8,477)        $  (4,982)        $ (20,004)        $ (20,304)
                                                                  =========         =========         =========         =========

Other comprehensive income - net of taxes:

  Foreign currency translation                                         (296)              306            (2,002)            1,472
                                                                  ---------         ---------         ---------         ---------
Comprehensive income (loss)                                          (8,773)           (4,676)          (22,006)          (18,832)
                                                                  =========         =========         =========         =========

Basic and diluted net loss per share                              $   (0.28)        $   (0.16)        $   (0.66)        $   (0.67)
                                                                  =========         =========         =========         =========

Shares used in basic and diluted per share computations              30,531            30,232            30,460            30,198
                                                                  =========         =========         =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
           Condensed Consolidated Statement of Stockholders' Deficit
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                            Common                                      Additional
                                                  Common Stock           Stock Warrants           Preferred Stock        paid-in
                                              Shares        Amount     Shares       Amount      Shares       Amount      capital
                                              ------        ------     ------       ------      ------       ------      -------
Balance at January 1, 2000                    30,313         303       7,500        31,450                               251,677
Shares issued in connection with
       exercise of cashless stock
       options                                    32           0                                                              68
Shares issued for cash in
       connection with the
       exercise of stock options                 186           2                                                           1,763
Shares issued for cash in
       connection with the Employee stock
       purchase plan                              12           0                                                             161
Shares issued in connection
       with the exercise of warrants               5           0          (5)          (21)                                   98
Shares issued in connection
       with issuance of Preferred Stock                                                           14            0             13
Note Receivable from Stockholder                                                                                          21,298
Net loss
                                              ------         ---       -----        ------       ---          ---        -------
       Balance at September 30, 2000          30,548         305       7,495        31,429        14            0        275,078
                                              ======         ===       =====        ======       ===          ===        =======

                                               Accumulated
                                                   Other
                                               Comprehensive                       Notes            Total
                                                  Income,       Accumulated     Receivable      Stockholders'
                                                Net of taxes      Deficit       Stockholder       Deficit
                                                ------------      -------       -----------       -------
Balance at January 1, 2000                          (872)        (118,411)                         164,147
Shares issued in connection with
       exercise of cashless stock
       options                                                                                          68
Shares issued for cash in
       connection with the
       exercise of stock options                                                                     1,765
Shares issued for cash in
       connection with the Employee stock
       purchase plan                                                                                   161
Shares issued in connection
       with the exercise of warrants                                                                    77
Shares issued in connection
       with issuance of Preferred Stock                                                                 13
Note Receivable from Stockholder                                                (21,298)                 -
Net loss                                          (2,002)         (20,004)                         (22,006)
                                                  ------         --------       -------            -------
       Balance at September 30, 2000              (2,874)        (138,415)      (21,298)           144,225
                                                  ======         ========       =======            =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                            Nine Months Ended
                                                                             September 30,
                                                                      ----------------------------
                                                                         2000              1999
                                                                      ---------         ---------
Cash flows from operating activities:
  Net loss                                                            $ (20,004)        $ (20,304)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation, amortization, and stock based compensation           63,324            71,857
      Loss on disposal of fixed assets                                       14                 2
      Changes in assets and liabilities
          Accounts receivable, net                                       (4,350)           (5,107)
          Other assets                                                   (3,172)              214
          Accounts payable                                                5,811             4,907
          Accounts payable to stockholder                                  (433)              701
          Accrued compensation                                            1,135                40
          Taxes payable                                                    (675)           (2,228)
          Other accrued liabilities                                      (1,640)            2,665
                                                                      ---------         ---------
           Net cash provided by operating activities                     40,011            52,747

Cash flows from investing activities:
      Capital expenditures                                              (83,592)          (64,209)
      Investments                                                        (3,000)
                                                                      ---------         ---------
            Net cash used in investing activities                       (86,592)          (64,209)
                                                                      ---------         ---------
Cash flows from financing activities:
      Proceeds from new credit facility (Note 3)                        210,000
      Repayment of former credit facilities                            (210,000)
      Proceeds from borrowings under new credit facility                 15,133
      Proceeds from borrowings under former credit facilities            30,000            14,000
      Payments on capital lease obligations                              (2,049)
      Proceeds from issuance of common and preferred stock                2,016               536
                                                                      ---------         ---------
            Net cash provided by financing activities                    45,100            14,536
                                                                      ---------         ---------

Effect of exchange rate changes in cash                                    (594)              125
                                                                      ---------         ---------

Net (decrease) increase in cash and cash equivalents                     (2,076)            3,199

Cash and cash equivalents, beginning of period                            8,972             7,235
                                                                      ---------         ---------

Cash and cash equivalents, end of period                              $   6,896         $  10,434
                                                                      =========         =========

Non-cash activity:
      Stock based compensation                                        $     659         $   1,295
                                                                      =========         =========

Supplemental information:
      Cash paid for income taxes                                      $     168         $     233
                                                                      =========         =========
      Cash paid for interest                                          $   7,706         $   7,378
                                                                      =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ON COMMAND CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at September 30, 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results for interim periods are not necessarily indicative of the results to be expected for the entire year.

2.   NET LOSS PER SHARE

          Basic and diluted net loss per share are computed by dividing net loss (numerator) by the weighted-average number of common equivalent shares outstanding (denominator) for the period. Common equivalent shares include common stock options and warrants, except that at September 30, 2000 and 1999, approximately 12.3 million and 9.4 million equivalent dilutive securities, respectively, have been excluded in weighted-average number of common equivalent shares outstanding for the diluted net loss per share computation as common stock equivalents, because their effect is antidilutive.

3.   DEBT

          On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit Facility"), replacing the pre-existing $200.0 million Revolving Credit Facility and a $10.0 million interim line of credit. The new agreement provides OCC with unsecured borrowings of up to $350.0 million for the next five years (the new OCC Credit Facility matures July, 2005). Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate). The OCC Credit Facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, and incur debt or create liens on assets, among other things. In addition, the OCC Credit Facility requires OCC to meet certain leverage and interest coverage tests and places annual limits on OCC's capital expenditures.

4.   COMMITMENTS AND CONTINGENCIES

          On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company was responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC has received royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,700,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998, the second payment of approximately $3,900,000 (net of expenses) in July 1999, and the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC recognized the royalty revenue as payments were received.

          In September 1998, OCV filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet which OCC believes were due and payable under the license agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with Maginet. The Company believes that its positions in the litigation with Maginet are meritorious, however, the outcome of the Maginet suit and counter-suit cannot be predicted with certainty. Given the current level of uncertainty associated with this litigation, management is unable to predict the outcome at this time, but a decision adverse to the Company could have a material impact on the financial condition of the Company.

          Apart from the Maginet litigation, the Company is a defendant, and may be a potential defendant, in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that any resulting liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.


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

             In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until the quarter ended December 31, 2000, for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company does not believe that the implementation of this SAB will have a material impact on the Company's financial position, results of operations or cash flows.

6.   INVESTMENTS

          On June 29, 2000, the Company made an investment of $2.0 million in an unrelated company, STS Hotel Net, LLC ("STS") for a 5% equity interest with an option (subject to certain conditions and satisfactory due diligence) to invest an additional $18 million for an additional 40% equity share. The Company has declined to exercise this option and is currently in negotiations with STS to purchase certain assets under a new agreement.

          The Company has also invested $1.0 million in other strategic investments during the nine months ended September 30, 2000.

7.   PREFERRED STOCK ISSUANCE

          Following negotiations between the Company and Jerome H. Kern ("Kern"), its Chairman and CEO regarding the terms of Kern's equity purchase from the Company, on August 8, 2000, the Company sold to Kern 13,500 shares of the Company's Series A $.01 Par Value Convertible Participating Preferred Stock, which shares are initially convertible into 1,350,000 shares of the Company's common stock. The price of the preferred shares was $1,562.50 per share. The preferred shares participate in any dividends paid to the holders of the common stock but otherwise are not entitled to receive any dividends. The preferred shares have a liquidation preference of $.01 per share; thereafter, the preferred shares are entitled to participate with the common stock in distributions upon liquidation on an as-converted basis. The holders of the preferred shares vote with the holders of the common stock as a single class and are entitled to one vote per share. Kern made a cash payment of $13,500 and the Company lent him $21,080,250 to finance the balance of the funds needed to acquire the preferred shares. This loan is secured by the preferred shares or their proceeds and Kern's personal obligations under such loan are limited. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The September 30, 2000 contra equity note receivable balance of $21,298,561 includes $218,311 of accrued interest in addition to the $21,080,250 principal balance due from Kern. The promissory note matures on July 31, 2005, at which time all principal and interest becomes due. Kern's right to transfer the preferred shares is restricted.

8.    SIGNIFICANT CUSTOMER

          The Hilton Master Contract expired on April 27, 2000. The Master Contract provided the Company exclusive rights to install its in-room entertainment system in all corporate-owned Hilton properties and as a preferred vendor for all Managed and Franchised properties. Per the terms of the Master agreement, individual hotel installations predominantly have a term of seven years from installation date. Since the expiration of the Master agreement earlier this year, the Company has operated under a month-to-month extension. On October 10, 2000, Hilton Corporation announced that it would not be renewing its contract with the Company. The Company currently services approximately 26,000 Hilton-owned ("Owned") rooms and approximately 60,300 Hilton Managed and Franchised ("Managed") rooms. The rooms expire in accordance with the individual hotel contracts over the next eight years. It is the Company's intention to pursue the renewal of all Managed and Franchised Hilton hotel contracts.

          In addition, the Company has a Master Contract in place with Promus Hotel Corporation. This Master Contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Promus Hotel Corporation was acquired by the Hilton Corporation in late 1999. The Company currently services approximately 6,200 Promus owned rooms and 63,200 Promus Managed and Franchised rooms. The rooms expire in accordance with the individual hotel contracts over the next eight years.

9.   RELOCATION COSTS

          The Company is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by the end of 2000. The estimated cost of moving those departments is approximately $5 million, of which approximately $3.0 million has been recognized and recorded during the three months ended September 30, 2000. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses. The retention bonuses have been ratably accrued over the retention period (employees not relocating to Denver were offered bonuses to stay through the estimated transition date of December 31, 2000, although, for a few key employees the transition date extends into early
     2001). The remaining expenses are recognized as they are incurred.



ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include disclosures, expressed or implied, that are based on the beliefs of management as well as assumptions made based on information currently available to management. These forward looking statements and information involve risks and uncertainties including, but not limited to, the ability of the Company to raise capital, future demand for the Company's services, general economic conditions, government regulations, competition and customer strategies, capital deployment, the impact of pricing and other risks and uncertainties. Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may vary materially from anticipated results. The following should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

                                    OVERVIEW

     OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced rapid growth in the past seven years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 975,000 rooms at September 30, 2000, of which approximately 922,000 rooms are served by on-demand systems.

     OCC provides in-room video entertainment and information services on three technology platforms: the recently developed OCX video system, the On Command Video (OCV) System and the SpectraVision systems. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, TV-based Internet with a wireless keyboard, and other guest services. At September 30, 2000, OCC had installed the OCX video system in approximately 118,000 hotel rooms, of which there are approximately 91,000 rooms with TV-based Internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select at any time, movies and games through the television sets in their hotel rooms. At September 30, 2000, OCC has approximately 719,000 rooms installed with the OCV platform. There are variations of the SpectraVision video systems still installed in hotels, including tape based scheduled and on demand systems. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX systems. At September 30, 2000, OCC had approximately 138,000 rooms installed with SpectraVision equipment.

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

     At September 30, 2000, approximately 86% of OCC's 975,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America, and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCC's systems to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and Allin Communications, Inc., which is licensed to install OCC's systems in cruise ships and hospitals.

                             ANALYSIS OF OPERATIONS

     Following is selected financial information for the three months and nine months ended September 30, 2000 compared to the same periods for 1999.

                         SELECTED FINANCIAL INFORMATION
                                   (Unaudited)
                  (In thousands, except hotel and room amounts)

                                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                                  ----------------------------------------------    ----------------------------------------------
                                                 % OF                     % OF                    % OF                      % OF
                                   SEPT 30,      TOTAL      SEPT 30,      TOTAL      SEPT 30,     TOTAL      SEPT 30,       TOTAL
                                    2000        REVENUE      1999        REVENUE      2000        REVENUE      1999        REVENUE
                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
Revenues:
    Room Revenues                 $  62,822        91.3%   $  61,800        91.2%   $ 188,296        94.4%   $ 179,574        93.7%
    Video Systems/Other               6,010         8.7%       5,952         8.8%      11,269         5.6%      11,975         6.3%
                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
Total Revenues                       68,832       100.0%      67,752       100.0%     199,565       100.0%     191,549       100.0%

Direct Costs:
    Room Revenues                    29,336        42.6%      28,037        41.4%      86,397        43.3%      79,742        41.6%
    Video Systems/Other               1,380         2.0%       1,115         1.6%       5,131         2.6%       5,353         2.8%
                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
Total Direct Costs                   30,716        44.6%      29,152        43.0%      91,528        45.9%      85,095        44.4%

Direct Profit                        38,116        55.4%      38,600        57.0%     108,037        54.1%     106,454        55.6%

Operations                            7,746        11.3%       7,573        11.2%      23,672        11.9%      22,032        11.5%
Research & Development                2,464         3.6%       2,182         3.2%       6,542         3.3%       6,290         3.3%
Selling, General & Administrative     7,384        10.7%       6,418         9.5%      19,902         9.9%      19,181        10.0%
                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                     17,594        25.6%      16,173        23.9%      50,116        25.1%      47,503        24.8%

EBITDA (1)                           20,522        29.8%      22,427        33.1%      57,921        29.0%      58,951        30.8%

Depreciation, Amortization, and
    Stock Based Compensation         21,317        31.0%      24,768        36.6%      63,324        31.7%      71,857        37.5%
Relocation expense                    2,997         4.3%          --         0.0%       2,997         1.4%          --         0.0%
Interest expense                      4,871         7.1%       2,699         4.0%      11,739         5.9%       7,700         4.0%
Interest/other income, net             (178)       (0.3)%       (123)       (0.2)%       (490)       (0.2)%       (438)       (0.2)%
Taxes                                    (8)        0.0%          65         0.1%         355         0.2%         136         0.1%
                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                     28,999        42.1%      27,409        40.5%      77,925        39.0%      79,255        41.4%

                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
Net Loss                          $  (8,477)      (12.3%)  $  (4,982)       (7.4%)  $ (20,004)      (10.0%)  $ (20,304)      (10.6%)
                                  =========    ========    =========    ========    =========    ========    =========    ========

Other Data:
Net cash provided
    by operating activities           12,040                  23,051                   40,011                   52,747
Net cash (used)
    in investing activities          (31,380)                (23,558)                 (86,592)                 (64,209)
Net cash provided
    by financing activities           20,047                   4,341                   45,100                   14,536
Capital Expenditures                  30,380                  23,558                   83,592                   64,209


                                    AS OF       % OF        AS OF         % OF
                                   SEPT 30,     TOTAL      SEPT 30,       TOTAL
                                     2000       ROOMS        1999         ROOMS
                                  ---------    --------    ---------    --------
TOTAL HOTELS                          3,494                    3,355
TOTAL ROOMS                         975,000                  950,000

ROOM COMPOSITION:
Geographic
    Domestic                        841,000        86.3%     826,000        86.9%
    International                   134,000        13.7%     124,000        13.1%

System Type
    Scheduled Only                   53,000         5.4%      77,000         8.1%
    On-Demand                       922,000        94.6%     873,000        91.9%

----------------
(1) EBITDA represents earnings before interest, income taxes, depreciation, amortization, relocation expense and stock based compensation. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues for the third quarter of 2000 increased $1.0 million or 1.6% to $68.8 million, as compared to $67.8 million for the comparable period of 1999. Room revenues increased $1.0 million or 1.7% in the third quarter of 2000 to $62.8 million, as compared to $61.8 million in the third quarter of 1999. The increase was primarily due to higher total rooms being served, lower denial rates on movie purchases, and higher percentages of on-demand movie rooms, game rooms, and Internet rooms. Total rooms increased from approximately 950,000 at September 30, 1999 to 975,000 at September 30, 2000. Game rooms increased 49% to 256,000 rooms and revenue increased by 38%. The @Hotel TV (internet) room base increased to 91,000 rooms and revenue increased by 336%. Video system sales and other revenues totaled $6.0 million for both the third quarter of 2000 and 1999, respectively.

     Total direct costs of revenues for the third quarter of 2000 increased $1.5 million or 5.4% to $30.7 million, as compared to $29.2 million for the third quarter of 1999. Direct costs associated with room revenues in the third quarter of 2000 increased $1.3 million or 4.6% to $29.3 million, versus $28.0 million for the same period of 1999, and, as a percentage of room revenue, increased to 46.7% for the third quarter of 2000 compared to 45.4% for the third quarter of 1999. The increase in direct costs was due to the increase in revenue. The increase in the direct costs as a percent of room revenue was due to increases in the costs associated with providing "free-to-guest" programming to the hotels and the higher costs (and lower margins) of providing Internet services to the hotels. Direct costs from video system sales and other revenues increased $0.3 million or 23.8% to $1.4 million in the third quarter of 2000, as compared to $1.1 million in the same period of 1999. The increase is due to lower margins on certain hardware sales completed in the third quarter of 2000.

     Operations expenses, which consist primarily of technical field support costs for the hotels, for the third quarter of 2000 increased $0.1 million or 2.3% to $7.7 million, as compared to $7.6 million in the third quarter of 1999, and as a percentage of room revenue remained consistent at 12.3% as compared to the same period of 1999.

     Research and development expenses for the third quarter of 2000 increased $0.3 million or 12.9% to $2.5 million, as compared to $2.2 million expended in the same period of 1999, and increased as a percentage of total revenue from 3.2% in the 1999 period to 3.6% in the 2000 period. The increase was due to higher average salaries due to the competitive nature of the Bay Area job market and to higher levels of development resources.

     Selling, general and administrative expenses for the third quarter of 2000 increased $1.0 million or 15.1% to $7.4 million as compared to $6.4 million in the third quarter of 1999 and as a percentage of total revenue, these expenses increased from 9.5% in the 1999 period to 10.7% in the 2000 period. The increase is due to legal expenses associated with the Maginet litigation (see Note 4 to Condensed Consolidated Financial Statements), office space leased in Denver, and higher executive and travel costs.

     EBITDA (excludes stock based compensation and Denver relocation expenses)for the third quarter of 2000 decreased $1.9 million or 8.5% to $20.5 million as compared to $22.4 million for the third quarter of 1999. EBITDA as a percentage of total revenue decreased to 29.8% in the third quarter of 2000 from 33.1% in the same period of 1999. The decreased EBITDA is primarily attributable to the increase in "free-to-guest" programming costs and higher selling, general and administrative expenses.

     Depreciation, amortization and stock based compensation expenses for the third quarter of 2000 decreased $3.5 million or 13.9% to $21.3 million, as compared to $24.8 million for the third quarter of 1999, and as a percentage of total revenue decreased to 31.0% for the third quarter 2000 from 36.6% for the third quarter of 1999. This decrease occurred primarily due to the absence of depreciation on certain video systems assets acquired during the 1996 acquisition of SpectraVision by OCC, which became fully depreciated in October 1999, and lower stock based compensation.

     Relocation expenses of $3.0 million for the 2000 quarter include all severance, stay bonuses, hiring costs, moving costs, travel, contractors, and redundant salaries associated with relocating the Company's headquarters to Denver. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by the end of 2000. The total estimated costs of moving those departments is $5 million.

     Interest expense for the third quarter of 2000 increased $2.2 million or 80.5% to $4.9 million as compared to $2.7 million for the third quarter of 1999. This increase is due to additional borrowings under the Company's revolving Credit Facility, and an increase in the interest rates paid on the borrowings.

Interest/other income, net increased slightly by $.1 million to $.2 million in the third quarter of 2000 from $.1 million in the third quarter of 1999. This increase is due to increased earnings on overnight investments and an increase in purchase discounts taken.

     Provision for income taxes for the quarters ended September 30, 2000 and 1999 represents tax on income in certain international and domestic jurisdictions. Income taxes decreased to a nominal tax benefit in 2000 from a $.07 million tax expense for the same period in 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues for the nine months ended September 30, 2000 increased $8.0 million or 4.2% to $199.6 million, as compared to $191.6 million for the comparable period of 1999. Room revenues increased $8.7 million or 4.9% in the first nine months of 2000 to $188.3 million, as compared to $179.6 million in the first nine months of 1999. The increase was primarily due to higher total rooms being served during the period, a higher percentage of total rooms being served by higher revenue-producing on-demand equipment, increased guest programming revenues, and higher net revenue per equipped room. The higher net revenue per equipped room was primarily due to higher feature movie buy rates in the first half of 2000, and a higher penetration of rooms with games and Internet services. Video system sales and other revenues decreased $0.7 million or 5.9% to $11.3 million in the nine months ended September 30, 2000, as compared to $12.0 million in the nine months ended September 30, 1999 due to lower sales of equipment to our licensees.

     Total direct costs of revenues for the nine months ended September 30, 2000 increased $6.4 million or 7.6% to $91.5 million, as compared to $85.1 million for the nine months ended September 30, 1999. Direct costs associated with room revenue in the first nine months of 2000 increased $6.7 million or 8.3% to $86.4 million, as compared to $79.7 million for the same period of 1999, and as a percentage of room revenue increased to 45.9% for the nine months ended September 30, 2000 from 44.4% for the nine months ended September 30, 1999. Increases in direct costs were primarily due to the increase in revenues. The increase of direct cost as a percent of revenue is primarily attributable to increases in costs associated with providing "free-to-guest" programming to hotels, the higher costs of providing Internet services to hotels, and a higher percent of lower margin feature movies in the product mix. Direct costs from video system sales and other revenues decreased $0.2 million or 4.1% to $5.2 million in the first nine months of 2000, as compared to $5.4 million in the same period of 1999, primarily due to the decrease in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 45.5% for the nine months ended September 30, 2000 from 44.7% for the same period of 1999. The increase is primarily due to lower margins on certain hardware sales completed during 2000.

     Operations expenses, which consists primarily of technical field support for the hotels, increased $1.7 million or 7.4% to $23.7 million for the nine months ended September 30, 2000, as compared to $22.0 million for the nine months ended September 30, 1999, and as a percentage of room revenue increased slightly to 12.6% from 12.3% for the same period of 1999. The increase is primarily due to higher material spare parts and freight costs in 2000.

     Research and development expenses increased $0.2 million or 4.0% to $6.5 million for the nine months ended September 30, 2000 as compared to $6.3 million expended for the same period of 1999. The increase is primarily due to higher average salaries due to the competitive nature of the Bay Area job market.

     Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 3.8% to $19.9 million, as compared to $19.2 million for the nine months ended September 30, 1999. The increase is primarily due to higher legal costs, costs of leasing office space in Denver, and higher travel and executive costs.

     EBITDA for the nine months ended September 30, 2000 decreased $1.0 million or 1.7% to $57.9 million as compared to $58.9 million for the nine months ended September 30, 1999. EBITDA as a percentage of total revenue decreased to 29.0% in the first nine months of 2000 from 30.8% in the same period of 1999. The decreased EBITDA percentage is primarily attributable to the increase in direct costs as a percent of revenues and an increase in Selling, General and Administrative expenses in 2000 as compared to the same period in 1999.

     Depreciation, amortization, and stock based compensation expenses for the nine months ended September 30, 2000 decreased $8.6 million or 11.9% to $63.3 million, as compared to $71.9 million for the nine months ended September 30, 1999, and as a percentage of total revenue decreased to 31.7% for the first nine months of 2000 from 37.5% for the first nine months of 1999. The decrease occurred primarily due to the absence of depreciation on certain video system assets acquired during the 1996 acquisition of SpectraVision by the Company, which became fully depreciated in October of 1999.

     Interest expense for the nine months ended September 30, 2000 increased $4.0 million or 52.5% to $11.7 million as compared to $7.7 million for the nine months ended September 30, 1999. This increase is due to additional borrowings under the Company's revolving Credit Facility, an increase in interest rates and additional interest due under certain capital lease obligations, which were entered into during the third and fourth quarters of 1999.

     Interest/other income, net increased slightly by $0.1 million to $0.5 million from $0.4 million, respectively, for the nine months ended September 30, 2000 and September 30, 1999. This increase is due to increases in investment related income and purchase discounts taken.

     Provision for income taxes for the nine months ended September 30, 2000 and 1999 represent tax on income in certain international and domestic jurisdictions. Income taxes increased to $0.4 million in 2000 from $0.1 million for the same period in 1999.

SEASONALITY

     The Company's business is expected to be seasonal where revenues are influenced principally by hotel occupancy rates and the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotels' guest demographic mix, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the nine months ended September 30, 2000 and September 30, 1999 respectively, were cash from operations of $40.0 million and $52.7 million, and net borrowings of $45.1 million and $14.0 million from the Company's credit lines. For the nine months ended September 30, 2000 and September 30, 1999, respectively, cash was expended primarily for capital expenditures which totaled $83.6 million for the first nine months of 2000 and $64.2 million for the first nine months of 1999, related primarily to the conversion of hotels equipped with SpectraVision and OCV systems to OCC's new OCX systems, the installation of new hotels with OCC's systems, increased inventory, and internal fixed asset purchases. In addition, for the first nine months of 2000 the Company invested $3 million in two companies that are expected to provide content to the Company.

     On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit Facility"), replacing the pre-existing $200.0 million Revolving Credit Facility and a $10.0 million interim line of credit. The new agreement provides OCC with unsecured borrowings of up to $350.0 million for the next five years (the OCC Credit Facility matures July, 2005). Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate). The OCC Credit Facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, and incur debt or create liens on assets, among other things. In addition, the OCC Credit Facility requires OCC to meet certain leverage and interest coverage tests and places annual limits on OCC's capital expenditures.

     The Company expects that internally generated funds and the OCC Credit Facility will support its financing requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. Revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At September 30, 2000, the Company had $225.1 million outstanding on its Credit Facility and the weighted average interest rate on such Credit Facility was 8.54%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at September 30, 2000 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $2.25 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC has received royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,700,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998, the second payment of approximately $3,900,000 (net of expenses) in July 1999, and the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC recognized the royalty revenue as payments were received.

     In September 1998, OCV filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet, which OCC believes were due and payable under the license agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with Maginet. The Company believes that its positions in the litigation with Maginet are meritorious, however, the outcome of the Maginet suit and counter-suit cannot be predicted with certainty. Given the current level of uncertainty associated with this litigation, management is unable to predict the outcome at this time, but a decision adverse to the Company could have a material impact on the financial condition of the Company.

      Apart from the Maginet litigation, the Company is a defendant, and may be a potential defendant, in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on November 14, 2000.


                          On Command Corporation



                          /s/ PAUL J. MILLEY
                              ----------------------------------
                              Paul J. Milley
                              Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX

          EXHIBIT NO.                        DESCRIPTION

          (A)  27.0                          Financial Data Schedule