Form 10-K
period 2000-12-31
ON COMMAND CORP
filed 2001-04-02
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 00-21315

                             ON COMMAND CORPORATION
             (Exact Name of Registrant as specified in its charter)

                DELAWARE                                 77-04535194
        (State of Incorporation)             (IRS Employer Identification No.)

     7900 E. Union Ave., Denver, CO                         80237
(Address of Principal Executive Offices)                 (Zip code)

    Registrant's telephone number, including area code: (720) 873-3200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                     Series A Common Stock Purchase Warrants
                     Series B Common Stock Purchase Warrants

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 28, 2001, was $191,033,000 based upon a price of $6.25 per share, which was the last sales prices of such stock on March 28, 2001, as reported on the NASDAQ National Market Reporting System. As of March 28, 2001, there were 30,565,362 shares of the Registrant's Common Stock issued and outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III (Items 10, 11, 12, and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders in accordance with General Instruction G (3) of Form 10-K.

                                TABLE OF CONTENTS

PART I
                                                                             PAGE

Item 1.  Business                                                              3

Item 2.  Properties                                                           13

Item 3.  Legal Proceedings                                                    13

Item 4.  Submission of Matters to a Vote of Security                          14
         Holders
PART II

Item 5.  Market Price of and Dividends on OCC's                               15
         Common Equity

Item 6.  Selected Financial Data                                              16

Item 7.  Management's Discussion and Analysis of                              17
         Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                                          24

Item 8.  Financial Statements and Supplementary Data                          25

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure                                                           45

PART III

Item 10. Directors and Executive Officers of the                              46
         Registrant

Item 11. Executive Compensation                                               46

Item 12. Security Ownership of Certain Beneficial                             46
         Owners and Management

Item 13. Certain Relationships and Related Transactions                       46

PART IV

Item 14. Exhibits, Financial Statements, Schedules and                        47
         Reports on Form 8-K

                                     PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance, or achievements of On Command, or industry results, to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industry in which On Command operates; uncertainties inherent in new business strategies; new product launches and development plans, including the future profitability of such added services and the large capital expenditures involved; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of new services, including the customer acceptance and use rates; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in the nature of key strategic relationships with hotel chains and their franchises, including the renewal of existing agreements on favorable terms; competitor responses to On Command's products and services, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and On Command expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in On Command's expectations with regard thereto, or any other changes in events, conditions, or circumstances on which any such statement is based.

ITEM 1. BUSINESS

GENERAL

     On Command Corporation (the "Company", "On Command", or "OCC", which terms shall, unless otherwise indicated, include On Command Corporation and its wholly-owned subsidiaries) is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced growth in the past eight years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 977,000 rooms at December 31, 2000, of which approximately 929,000 rooms are served by on-demand systems. OCC is a holding company whose principal assets are On Command Video Corporation ("OCV"), SpectraVision, Inc., and On Command Development Corporation, each of which operates as a separate, wholly-owned subsidiary of OCC.

    OCC provides in-room video entertainment and information services on three technology platforms: the OCX video system, the OCV video system, and the SpectraVision video system. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, television-based internet with a wireless keyboard, and other guest services. At December 31, 2000, OCC had installed the OCX video system in approximately 145,000 hotel rooms, 120,000 with internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. At December 31, 2000, OCC had installed OCV Video systems in approximately 710,000 hotel rooms. The SpectraVision video system, which provides in-room movie entertainment on a rolling schedule basis, and in some upgraded variations on an on-demand basis, was, as of December 31, 2000, installed in approximately 122,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX video systems.

    In addition to movies, OCC's platforms provide for in-room viewing of select cable channels (such as HBO, Starz Encore, ESPN, CNN and Disney Channel) and other interactive and information services, which include the capability for high-speed internet access through the OCX platform. OCC primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. OCC's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons and other select hotels. See "COMPETITION" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Dependence on Significant Customers".

    At December 31, 2000, approximately 86% of OCC's 977,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America, and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCC's systems to provide on-demand, in-room entertainment and information services to certain gaming-based hotel properties, and ALLIN Interactive, who is licensed to install OCC's systems on cruise ships.

    The Company is a Delaware corporation that was formed in July 1996. On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent Entertainment Group, Inc. ("Ascent"), the Company's controlling stockholder, and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent (the "Merger") pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty.


INDUSTRY BACKGROUND

    The provision of in-room entertainment and information services to the lodging industry includes offering pay-per-view motion pictures, archived television content, games, music, internet connectivity, guest programming of select pay cable channels, and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including OCV's patented video switch) enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Depending on the type of system installed and the size of the hotel, guests can choose up to 50 different movies with an on-demand system. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, video games, and internet service. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, telecommunications companies, laptop connectivity companies and others. See additional discussion in "Competition" below.

OPERATING AND GROWTH STRATEGY

    OCC's operating and growth strategy is to: (i) increase revenues and create new revenue sources through an expanding range of interactive and information services offered to the lodging industry through the OCX platform, including @Hotel TV-based internet; (ii) increase its installed hotel customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring, and servicing hotels which are acquired or constructed by existing customers; and (iii) increase revenues and decrease costs in certain hotels acquired in the SpectraVision acquisition by installing more current technology offering greater reliability, broader selection, and more viewing flexibility.

    OCC has been actively pursuing the renewal or extension of most of the contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV or OCX on-demand pay-per-view movies and related services. As of December 31, 2000, OCC had converted approximately 218,000 rooms previously served by SpectraVision's systems to OCC's on-demand system. Management expects to have a substantial majority of the remaining SpectraVision rooms converted to OCC's on-demand system over the next several years.

PLATFORMS

    OCX Platform

    OCX is a multimedia platform that can incorporate digital content storage. At December 31, 2000, OCC had installed the OCX system in 145,000 hotel rooms, which includes 112,000 rooms with television-based internet capability. The OCX platform currently provides interactive multimedia menus, high-speed television-based internet service, e-mail access over the internet, Sony PlayStation(TM) games, and music, as well as the ability to offer more video choices of higher-quality for OCC's on-demand movie services. Potential offerings using the digital platform include non-theatrical short videos (such as business, lifestyle, and sports videos) and special events, including out-of-market sports events. OCC has a fully trained field service staff that supports its systems. OCC is developing changes to the OCX system which will reduce the cost of the hardware and the labor time required to install the OCX system. These changes are expected to be available by mid-2001. OCC has been actively marketing OCX. At December 31, 2000, OCC had signed contracts to install OCX in an additional 66,000 rooms. In addition, on March 27, 2001, OCC entered into an agreement with Marriott pursuant to which the OCX video system will be installed in approximately 165,000 rooms in hotels managed by Marriott, and an additional approximately 135,000 U.S. and Canadian rooms in hotels franchised by Marriott. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events".

    OCX provides enhanced multimedia applications and @Hotel internet access using a customized version of Microsoft's Internet Explorer, adapted for use over the television in conjunction with a wireless keyboard. @Hotel internet service is available to guests for a daily fee and includes complete web access and e-mail capability. OCC has also partnered with several internet content providers to organize hotel-friendly internet sites. OCX operates by means of several client computers that serve multiple guestrooms and are located outside of the actual rooms.

    The OCX platform supports a high degree of interactivity and customization, including a multimedia user interface. The OCX platform is a standards-based, client-server architecture utilizing Windows NT Server in the "back end" and a customized NTSC version of Microsoft's Internet Explorer running on Windows 98 PC clients in the "front end." HTML-based menus allow integration of content and navigational elements. Video content is provided via a digital file server or an array of video cassette players.

    A key component of OCX is the "Site Manager" software application that controls the system, interfaces with the hotel billing management systems, and acts as the OCX system's overall resource manager (including user session management and resource allocation). In its design and functionality, this application reflects OCC's years of operational experience and offers OCC a key strategic advantage within the lodging industry.

    The OCX platform provides a significant increase both in the breadth of possible services and in the efficiency of providing them. While the platform itself may be extended to support extensive product offerings, early implementations include video-on-demand, television-based internet access, Sony PlayStation(TM) video games, and a rich multimedia user interface. With the OCX technology, each component of the platform has multiple uses. For example, the same PC client used for navigating graphics-intensive menus is used subsequently for accessing the internet and sending e-mail. With digital content storage, a feature film could be replaced by four 30-minute short subject videos (for example, instructional videos, self-help videos or comedy videos), unlike one-for-one replacement with videocassettes. More importantly, digital content storage will allow the Company to begin a transition to electronic delivery of program content.

    OCC undertakes a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property, the quality of the cabling and antenna system at the hotel, and the configuration of the system installed, the installation cost of a new, OCV on-demand system with movies, guest services, and video game capabilities, including the head-end equipment averages from approximately $375 to $450 per room. If the Company provides televisions, the cost can increase by $200 to $325 per room, depending on the size of the TV. The installation cost of a full OCX system, including digital content storage and internet capability with a wireless keyboard is approximately $75 per room higher than the OCV system in the same size hotel. The OCV system can be modified to enable OCX functionality for movies, games, internet, and guest services at a cost of $280 per room. OCX is only installed in association with videocassette players, rather than digital content storage, in certain international markets due to constraints placed on OCC by most movie studies that provide OCC with movie content.

    OCC is in the process of developing next generation versions of its OCX platform. These new versions will expand upon the basic architecture of OCX, allowing OCC to take advantage of general cost reductions in hardware technology while preserving its investment in its Site Manager software. Because of the flexible and open architecture of OCX, OCC anticipates that it will be able to develop additional versions of the current OCX platform, each with corresponding improvements in price and performance, in future years.

    OCV Platform

    The On Command Video System, called OCV, is the Company's original platform, and the predecessor to the OCX. OCV was patented by OCC in 1992 and consists of a microprocessor controlling the television in each room, a hand-held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of OCV's proprietary video switching technology. Movie starts are controlled automatically by the system computer. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill.


    Manual functions of the OCV equipment and system are limited to changing videocassettes once per month and are all handled by OCC's service personnel, who also update the system's movie titles screens. OCV's information system is capable of generating regular reports of guests' entertainment selections, permitting OCV to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. OCV provides more copies of the most popular programming to hotels. The high-speed, two-way digital communications capability of the OCV system enables OCC to provide advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The OCV system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

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

    SpectraVision Platform

    In comparison with OCV systems, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems, or only offer hotel guests eight movies per day at scheduled times, or some combination thereof. SpectraVision originated a tape-based system that typically offered a hotel guest eight movies per day at predetermined times. In 1991, SpectraVision introduced the Guest Choice system to provide hotel guests with on-demand viewing of videotapes based upon proprietary equipment and software. In 1994, SpectraVision introduced a digital video on-demand service, called Digital Guest Choice. The Digital Guest Choice system provides on-demand viewing of digitally stored movies that reside on high capacity disk arrays. The Company has converted the Digital Guest Choice systems in the United States to its OCV on-demand systems although some units of Digital Guest Choice equipment continue to be used in Asia.

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

    OCC obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, OCC obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. OCC attempts to license pictures as close as possible to motion pictures' theatrical release date to benefit from the studios' advertising and promotional efforts. OCC also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

    OCC provides service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost, and OCC retains ownership of all its equipment used in providing the service. In many cases, OCC has provided hotels with televisions, but in other cases OCC has required the hotels to provide televisions. OCC's contracts with hotels generally provide that OCC will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit OCC to set the movie price. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect movie-viewing charges from their guests and retain a commission equal to a negotiated percentage of the total pay-per-view revenue, which varies in relationship with the size and profitability of the system. Some contracts also require OCC to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

    The revenue generated from OCC's pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace, and, over time, based on seasonal factors and general economic conditions. For instance, OCC's occupancy rates and revenues per room typically are higher during the summer months and lower during the winter months due to seasonal travel patterns. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel segments of the lodging industry. Movie price levels are set based on the guest mix profile at each property and overall economic conditions. Currently, OCC's movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest.

    Short Subjects

    In addition to movies, OCC has begun providing short video current programming options to the hotel guest, in conjunction with various programming partners. These include such programming as HBO's Sex and the City and The Sopranos, two very popular series, the On Command Golf Academy, yoga and exercise programs, as well as multi-channel sports and entertainment packages. These offer an alternative to many guests with limited time who cannot watch a full-length feature. OCC believes these will grow significantly in popularity with the traveling business customer.

    Guest Programming Services

    OCC also markets guest programming services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks, which the hotel provides to guests at no additional cost. OCC provides hotels with guest programming services through a variety of arrangements, including having the hotel pay the company a monthly fee per room for each programming channel selected or including the cost or part of the cost of such programming within the Company's overall contractual arrangements with the hotel or hotels. OCC has a unique contract with each network vendor (approximately 30 vendors, serving 50-60 channels). Payment to network vendors is based on subscriber/room count but also use variables such as the combination of channels received, occupancy, volume, and penetration. The term of the contracts with network vendors average three to five years.

    Internet Services

    Beginning in 1997, OCC developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. In July 1999, OCC commercially released its OCX platform, which enables guests to access the internet through the television and wireless keyboard in their room. This service allows up to 24 hours of access for a typical price of $9.95. OCC is continually upgrading this service through improved versions of its internet browser software that offer better reformatting for the television and improved speed. OCC believes its television internet product will continue to increase in popularity, as OCC is able to develop and acquire aggregated television formatted internet content of particular interest to the hotel guest. At December 31, 2000, OCC had installed this internet service in approximately 112,000 rooms.

    OCC has also tested high-speed laptop connectivity for hotel rooms and high-bandwidth services for conference spaces in a small number of properties. Due to the poor financial results experienced and projected in this small base of rooms, OCC decided in 2000 to significantly limit the number of new installations of this service. This resulted in only a small increase in installed rooms in 2000 for this service, and only a few properties in the current backlog. OCC is continuing to explore new technologies and business models in this market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" regarding OCC's investment in STSN, a high-speed access provider.

    Music

    In 2001, OCC acquired 80% control of Hotel Digital Network, Inc. (d/b/a Digital Music Network) ("DMN"), a company that provides advanced in-room music capabilities to hotels. With the DMN system, an OCC hotel guest can choose from an array of 600 CD titles of many genres to listen to for a two-hour period, typically. The DMN system, called MusicOnCommand, integrates seamlessly into the OCX architecture, and in trials has been very well received by guests. The available data on guest use indicates that it occurs at times apart from those associated with heavy television viewing times and suggests that it will supplement OCC's other pay-per-view offerings. OCC also is able to take advantage of an associated e-commerce opportunity if the guest decides to purchase the CD to which the guest listens through MusicOnCommand. OCC plans to install and market MusicOnCommand aggressively in 2001.

    Game Services

    At December 31, 2000, On Command offered video games in approximately 279,000 rooms. Both the OCV and OCX platforms support Sony PlayStation(TM) games. Children, families, and business travelers can entertain themselves with the most popular video game titles available on the market. There are on average 8 to 10 titles available in most rooms in which video games are offered at a guest price of $6.99/hour.

    Other Hotel and Guest Services

    In addition to entertainment services, OCC provides other guest services to the lodging industry. These additional services use the two-way interactive communications capability of the Company's equipment. Among the guest services provided are video check-out, room service ordering and guest satisfaction surveys. Guest services are also currently available in Spanish, French, and certain other foreign languages. In most cases, the guest services are made a part of the contract for pay-per-view services, which typically runs for a term of five to seven years.

SALES AND MARKETING

    Substantially all of OCV's growth to date has been derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors are expiring or have expired. OCC believes that opportunities for additional growth in the deluxe, luxury and upscale hotel markets in the United States are more limited than in the past. Therefore, the Company has broadened its strategy for obtaining new hotel customers to target both smaller hotels and some lower cost hotels as well. Management anticipates that the lower costs and flexibility afforded by the continued design improvements in the Company's products will make marketing to smaller hotels and some lower cost hotels more economically attractive than in the past.

    OCC's marketing efforts have historically been primarily focused on business and leisure hotels with approximately 150 rooms or more. Management believes that such hotels consistently generate the highest revenues per room in the lodging industry and have the highest potential for new service revenue growth. The Company also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. As mentioned above, the Company has recently begun to employ additional engineering, development and marketing efforts to target hotels under 150 rooms and certain lower cost hotels. OCC intends to continue targeting established hotel chains, certain business and leisure hotel management companies, and selected independent hotels.

    OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month as well as an in-room entertainment guide distributed to more than 823,000 hotel rooms each month.

ADVERTISING

     OCC's platforms offer a wide range of venues that could be used to generate advertising revenues. These include advertising on guest programming, as well as advertising on the various menu screens that the hotel guest uses to navigate to movies, games, music or internet access. OCC currently receives no revenue from advertising.

     The OCX system is designed with an HTML page-based client server architecture with internet access. Since the typical guest views many of the OCC screens, this presents multiple potential customer exposures for a potential advertiser. In addition, as the market leader for in-room, on-demand video entertainment and information services in the deluxe, luxury and upscale hotel markets, OCC offers advertisers exposure to a very high-end viewer demographics. The ability to tie together menu-screen based advertising and internet advertising to a national television advertising capability gives OCC a unique strength in the market. OCC is also developing systems which will allow for ad insertion on the cable channels provided to the guest without charge by the hotel. See "Guest Programming Services" above. May require amendment to current agreements with programmers.

INSTALLATION AND SERVICE OPERATIONS

    At December 31, 2000, OCC's installation and service organization consisted of approximately 406 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC in the United States and Canada, including system maintenance and distribution of video and audio content. OCC's installation personnel also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

    OCC maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCX, OCV and SpectraVision systems enables the technician to identify and resolve a majority of the reported system malfunctions from OCC's service control center without visiting the hotel property. Should a service visit be required, the modular design of the OCX, OCV and SpectraVision systems generally permits service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

     The Company typically negotiates and enters into a separate contract with each hotel for the services provided. However, for some of the Company's large hotel management customers, the Company negotiates and enters into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five to seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on market terms. At December 31, 2000, approximately 17% of the pay-per-view hotel rooms served by OCC have contracts that have expired and are operating on a month-to-month basis. Approximately 12% of the pay-per-view hotel rooms served by OCC have contracts expiring in 2001. However, some of the SpectraVision hotel contracts, which the Company classifies internally as expired, have two-year automatic renewal provisions under certain conditions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

TECHNOLOGY - RESEARCH AND DEVELOPMENT

    The Company, through its wholly-owned subsidiary On Command Development Corporation, develops technologies to be used in the OCX, OCV and SpectraVision video systems to support and enhance their operations and develops new applications to be marketed by the Company. OCC incurred costs of approximately $8.5 million in both 2000 and 1999 related to research and development.

    OCC's product development philosophy is to design high quality entertainment and information systems that incorporate features allowing the Company to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of the OCX system enables the Company to provide advanced interactive features such as video games and internet access in addition to basic guest services such as video checkout, room service ordering, and guest survey.

    The Company's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, digital video disk players, other digital storage media, televisions, amplifiers, and computers. Because the Company's systems generally use industry standard interfaces, OCC can integrate new technologies that may prove to be useful.

SUPPLIERS

    OCC contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by On Command Development Corporation. Historically, these suppliers have been dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages. In such event, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations. In addition, some of the SpectraVision systems currently installed in hotels require a high level of service and repair. As the SpectraVision systems become older, obtaining replacement parts and servicing those systems will become more difficult. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes could be made.

    The head-end electronics for the Company's systems are assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where OCC-employed and trained technicians install the system, typically assisted by independent contractors.

    For those hotels in which the Company supplies televisions, OCC purchases such televisions from a small number of television vendors. In the event of a significant price increase for televisions by such vendors, the Company could face additional, unexpected capital expenditure costs.

    OCC, through its OCV and SpectraVision subsidiaries, maintains direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks. OCC believes its relationships with all suppliers are good.

COMPETITION

    In the U.S., taking into account the various providers of cable television services, there are numerous providers of in-room video entertainment to the lodging industry, at least three of which provide on-demand pay-per-view, guest programming and guest services by means of the in-room television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

    Pay-per-view, the most profitable component of the services currently offered, competes for a guest's time and entertainment resources with broadcast television, guest programming, and cable television services. In addition, there are a number of competitors that are developing ways to use their existing infrastructure to provide in-room entertainment and/or information services to the lodging industry, including cable companies (including wireless cable), telecommunications companies, internet and high-speed connectivity companies, and direct-to-home and direct broadcast satellite companies. Some of these competitors have been providing guest programming services to hotels and are beginning to provide video-on-demand, internet and high-speed connectivity to hotels.

    OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment services to the United States lodging industry. OCC is also the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment services to the lodging industry on a worldwide basis. Domestically, OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a domestic and international basis with other entities smaller than LodgeNet. Based on publicly available information, OCC estimates that, at December 31, 2000, LodgeNet serves approximately 5,000 properties, in which 725,000 rooms are equipped with on-demand service. At December 31, 2000, OCC served approximately 977,000 rooms, of which approximately 929,000 are on-demand rooms. In October 2000, Hilton Corporation announced that it would not be renewing its Master Agreement with the Company and would be signing an agreement with LodgeNet. The Company currently services approximately 60,300 Hilton - owned rooms and approximately 60,300 Hilton managed and franchised rooms. The effects of Hilton's decision not to renew the Master Agreement will be spread out over eight years since the Hilton hotels under contract with the Company have contracts that are not coterminous with the Master Agreement. See Note 10 to Notes to Consolidated Financial Statements.

    Competition with respect to the provision of in-room video entertainment and information systems centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment and information systems,
(ii) the quality of the vendor's technical support and maintenance services, and
(iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

      Furthermore, while the Company is addressing the likelihood of increased demand for internet services in the hotel guestroom, OCC may face additional competition in this area from traditional as well as new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" regarding OCC's investment in STSN, a high-speed access provider. In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential customers already are providing guest programming services to hotels and testing on-demand video. Some of these competitors may be better funded from public capital or private venture capital markets and have access to additional capital resources that OCC does not have.

    OCC believes its competitive advantages include: (i) technological leadership represented by its superior on-demand capability and range of services offered; and (ii) system reliability and high quality service. OCC believes that its growth reflects the strong competitive position of its products and services.

    OCC also competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the service provided.

    OCC anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment and information both as a revenue source and as a source of competitive advantage because sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, OCC believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While the Company believes its competitive advantages will enable OCC to continue to enter into contractual arrangements that are attractive to hotels, its competitors may attempt to maintain or gain market share at the expense of profitability. OCC may not always be willing to match incentives provided by its competitors.

    The communications industry is subject to rapid technological change. New technological developments could adversely effect OCC's operations unless the Company is able to provide equivalent services at competitive prices.

REGULATION


    The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission ("FCC"). However, because the Company's video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the pay-per-view or free-to-guest services provided by the Company to hotel guests.

    The internet-based services offered by the Company potentially may be affected by various laws and governmental regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the internet. However, because of the increasing popularity and use of commercial online services and the internet, a number of laws and regulations may be adopted with respect to commercial online services and the internet. For example, the Internet Tax Freedom Act expires in 2001, but Congress may extend this moratorium in some form. Other internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the internet, which could in turn cause a decline in the demand for the Company's internet-based services and products or otherwise have an adverse effect on the Company. Moreover, the applicability to commercial online services and the internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose the Company to liability.

    On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services ("ITV") over cable television. The FCC seeks comment on, among other things, an appropriate definition of ITV services, whether access to a high-speed connection is necessary to realize ITV capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The outcome of this proceeding and any rules ultimately adopted by the FCC could affect the ITV services currently offered by the Company and the ITV services which the Company may offer in the future.

    Although the FCC generally does not directly regulate the services provided by the Company, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be adversely affected by future legislation or new regulations.

    Because most music is copyrighted, license agreements are required for the DMN service. Agreements and arrangements with major rights holders and/or organizations permit the distribution of music. However, such licensing has been the subject of industry-wide arbitration and/or litigation for a number of years. Depending upon the outcome of on-going proceedings, the license fees for such distribution may increase.

PATENTS, TRADEMARKS AND COPYRIGHTS

    The Company owns a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems. With the rate of technological development currently being experienced, a patents utility and value may diminish before the end of its term. Although OCC maintains these patents, OCC believes that the design, innovation, and quality of its products and its relations with its customers are at least as important, if not more so, to the maintenance and growth of the Company. The Company also owns various trade names, trademarks, service marks, and logos used in its businesses, which OCC intends to actively protect. In connection with a settlement with LodgeNet in 1998, the Company and LodgeNet have licensed each other's patented technology through 2003.

INTERNATIONAL MARKETS

    In addition to its operations in the fifty United States, OCC offers its services in Canada, Latin America, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region. See additional discussion under in Part II - Subsequent Events related to the Asia-Pacific region.

    The Company historically experienced higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. However, the Company generally also incurs greater capital expenditures and operating and servicing costs outside the United States. At December 31, 2000, the Company serviced 465 hotels with a total of approximately 135,000 rooms located outside the United States.

    The competition to provide pay-per-view services to hotels is greater in international markets than in the United States. Expansion of OCC's operations into foreign markets involves certain risks that are not associated with further expansion in the United States, including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder OCC's ability to grow its base of hotel rooms in foreign markets.

    The following represents OCC's total revenues for the years ended December 31, 2000, 1999 and 1998 and its long-lived assets (excluding goodwill) as of December 31, 2000, 1999 and 1998 by geographic territory (in thousands):

                                 2000                         1999                          1998
                      -------------------------     -------------------------     -------------------------
                                       LONG-                         LONG-                         LONG-
                         TOTAL         LIVED           TOTAL         LIVED          TOTAL          LIVED
                       REVENUES*       ASSETS        REVENUES*       ASSETS       REVENUES*        ASSETS
                      ----------     ----------     ----------     ----------     ----------     ----------
United States         $  237,975     $  289,292     $  227,904     $  251,448     $  215,054     $  254,769
Canada                    13,441         21,130         13,034         21,021         12,690         17,984
All other foreign         13,964         17,431         12,010         14,931         11,076         10,506
                      ----------     ----------     ----------     ----------     ----------     ----------
Total                 $  265,380     $  327,853     $  252,948     $  287,400     $  238,820     $  283,259
                      ==========     ==========     ==========     ==========     ==========     ==========

*Net revenues are attributed to countries based on invoicing location of customer.

LICENSEES AND OTHER SYSTEM SALES

    OCC sells systems to certain other providers of in-room entertainment including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties, and Allin Interactive, which is licensed to install OCX equipment on cruise ships.

MARKETS AND CUSTOMERS

    OCC currently provides entertainment and information services to hotels that are associated with major hotel chains, management companies and independent hotels including Adam's Mark, Fairmont, Four Seasons, Doubletree, Embassy Suites, Hampton Inn, Holiday Inn, Hyatt, Loews, Marriott (including Courtyard By Marriott, Fairfield Inn, Renaissance, Residence Inn, & Ritz-Carlton), Wyndham International, Inc., Radisson, Sheraton and Starwood Hotels and Resorts (W and Westin). OCC serves major chains and selected other hotels throughout the United States, Canada, Latin America, the United Kingdom, Spain, France, Australia, and the Asia-Pacific region.

    The following table sets forth certain information regarding the number of hotels and rooms served by OCC:

                                               AS OF DECEMBER 31
                                            2000             1999
                                        ------------     ------------
Hotels Served:
   U.S.                                        3,054            2,871
   Non-U.S.                                      465              423


Rooms Served:
   U.S.                                      842,000          830,000
   Non-U.S.                                  135,000          126,000


Total Net Room Revenue per Equipped
Room (NRER)                             $21.46/month     $21.19/month

SIGNIFICANT CUSTOMERS

    Marriott, Hilton and Holiday Inn accounted for approximately 24%, 12% and 11%, respectively, of OCC's room revenues for the year ended December 31, 2000. These revenue percentages represent all chain affiliations including owned, managed, and franchised hotels. Contracts are written at the hotel level and therefore expirations occur over extended periods of time depending on the installation date of the particular hotel. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on OCC's results of operations or financial condition. As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Risks--Dependence on Significant Customers" below and "Competition" above, Hilton has elected not to renew its Master Agreement with OCC.

SEASONALITY

    The business of OCC is seasonal, with higher revenues per room realized during the summer months and lower revenues per room realized during the winter months due to business and vacation travel patterns.

EMPLOYEES

    As of December 31, 2000, OCC employed a total of 981 persons, including 74 in engineering, 384 in domestic installation and service, 145 in domestic manufacturing and operations, 18 in sales, 232 in management, administration and finance, and 128 in international service and operations. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.

ITEM 2.   PROPERTIES

    OCC began the relocation of its corporate headquarter operations from San Jose, California to Denver, Colorado in the second half of 2000. The new headquarters contain approximately 55,000 square feet of leased office and storage space. As of March 2001, an additional 16,000 square feet has been leased at the Denver corporate headquarters. The San Jose, California facility, contains approximately 131,000 square feet of leased office, light manufacturing, and storage space. By the end of 2001, the Company will have moved the balance of functions currently remaining in San Jose to Denver and intends to sublease its San Jose space. In connection with the SpectraVision acquisition, OCC acquired other leased space that housed SpectraVision's customer support operations throughout the United States, Canada, Latin America, Puerto Rico, Hong Kong, and Australia. The Company's properties are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

    In September 1998, OCV filed suit against the MagiNet Corporation ("MagiNet") in the Superior Court State of California, County of Santa Clara, Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and MagiNet was terminated by MagiNet's material breach. MagiNet counter-claimed against OCV, alleging, among other things, that OCV breached the license agreement. On January 4, 2001, the Company signed a settlement agreement with MagiNet. In exchange for contributing its Asia-Pacific subsidiary assets to MagiNet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock the Company will receive shares of MagiNet common stock representing approximately 7.5% of the issued and outstanding common equity of MagiNet. OCC also agreed that MagiNet will have the option, exercisable during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement, to require OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to MagiNet at a per share price of $15.00. This option will not become exercisable, however, if (i) the closing price of OCC's common stock equals or exceeds $15.00 per share for a period of ten consecutive trading days occurring prior to the second anniversary of the execution of the settlement agreement and (ii) all such shares held by MagiNet could have been sold in the public markets during such period, either because such shares are covered by an effective registration statement or such sale in the public markets would be exempt from registration. The Company estimated the fair value of its 7.5% interest in MagiNet at approximately $5.3 million and valued the assets, stock and cash transferred to MagiNet at $10.1 million. As a result, the Company recorded a charge of approximately $4.8 million in 2000 relating to this settlement.

    OCC, or its operating entities, is a defendant and may be a potential defendant, in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON OCC'S COMMON EQUITY

    The Company's Common Stock and Series A and B Warrants are traded on the NASDAQ National Market under the symbols ONCO, ONCOW, and ONCOZ respectively. Series C Warrants were issued to an advisor to the transaction in which SpectraDyne was acquired but were not registered for public trading. The following table sets forth the high and low last sale prices for the Company's common stock, Series A Warrants, and Series B Warrants for the periods indicated, as reported on the Nasdaq Stock Market's National Market:

                                  PRICE RANGE
                         -----------------------------
   COMMON STOCK              HIGH             LOW
- --------------------     ------------     ------------

      2000:
      First Quarter      $    18.0625     $    14.8750
      Second Quarter     $    21.5000     $    12.9375
      Third Quarter      $    14.3125     $     9.7500
      Fourth Quarter     $    12.9375     $     6.8750

      1999:
      First Quarter      $    10.3750     $     8.7500
      Second Quarter     $    17.7500     $    13.1250
      Third Quarter      $    19.1900     $    17.2800
      Fourth Quarter     $    19.0000     $    14.9400

                                  PRICE RANGE
                         -----------------------------
  SERIES A WARRANTS          HIGH             LOW
- --------------------     ------------     ------------

      2000:
      First Quarter      $     7.2500     $     4.4375
      Second Quarter     $     9.1250     $     4.5000
      Third Quarter      $     5.5000     $     3.0625
      Fourth Quarter     $     2.6250     $     1.5000

      1999:
      First Quarter      $     4.2500     $     3.7500
      Second Quarter     $     6.0000     $     3.7500
      Third Quarter      $     9.3750     $     5.7500
      Fourth Quarter     $     7.8750     $     5.2500


                                  PRICE RANGE
                         -----------------------------
  SERIES B WARRANTS          HIGH             LOW
- --------------------     ------------     ------------

      2000:
      First Quarter      $     6.2500     $     4.5000
      Second Quarter     $     8.0000     $     4.5000
      Third Quarter      $     4.0000     $     4.0000
      Fourth Quarter     $     2.6250     $     1.2500

      1999:
      First Quarter      $     2.7500     $     2.7500
      Second Quarter     $     5.3750     $     2.5000
      Third Quarter      $     6.5000     $     5.0000
      Fourth Quarter     $     7.7500     $     3.8750

    As of December 31, 2000, there were 30,554,388 shares of Common Stock, 13,500 shares of Convertible Participating Preferred Stock, Series A, 1,419,979 Series A Warrants, 2,625,000 Series B Warrants, and 3,450,000 Series C Warrants issued and outstanding. As of December 31, 2000 there were 364 Common Stockholders, 15 Series A Warrant holders, 267 Series B Warrant holders, and 8 Series C Warrant holders of record. The Company has never paid dividends on any class of its equity securities. OCC's management does not intend to pay any cash dividends on OCC's Common Stock in the foreseeable future. Rather, it is expected that OCC will retain any earnings to finance its operations and growth. In addition, OCC's $320 million revolving credit facility contains certain restrictive covenants including a restriction on the Company's ability to pay dividends or make other distributions. The Company's Transfer Agent and Registrar is the Bank of New York, located at 101 Barclay Street, New York, New York.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from the audited financial statements included in Item 8. The consolidated statements of operations data for the two years ended December 31, 1997 and 1996, and the consolidated balance sheet data for December 31, 1998, 1997 and 1996, are derived from audited consolidated financial statements not included herein.

                                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                          2000(2)         1999          1998          1997        1996(1)
                                                         ---------     ---------     ---------     ---------     ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Total revenues ....................................    $ 265,380     $ 252,948     $ 238,820     $ 222,103     $ 147,469
  Total direct costs of revenues ....................      123,412       113,218       103,902       103,343        71,019
  Total operating expenses ..........................      158,344       158,636       151,068       142,166        87,770
  Loss from operations ..............................      (16,376)      (18,906)      (16,150)      (23,406)      (11,320)
  Net loss(3) .......................................      (39,043)      (29,394)      (25,966)      (33,314)      (14,739)
  Net loss applicable to
        common stockholders .........................      (39,043)      (29,394)      (25,966)      (33,314)      (15,222)
  Basic and diluted net loss per share ..............        (1.28)        (0.97)        (0.86)        (1.11)        (0.67)
  Basic and diluted weighted average number of
        common shares outstanding ...................       30,483        30,222        30,150        30,081        22,625
CASH FLOW DATA:
   Net cash provided by operating activities ........    $  52,272     $  70,893     $  53,913     $  53,481     $  42,784
   Net cash used in investing activities ............     (124,740)      (85,478)      (83,208)      (88,044)      (80,505)
   Net cash provided by financing activities ........       66,947        16,337        30,379        35,268        42,521
OTHER DATA:
  EBITDA(4) .........................................    $  74,299     $  75,912     $  72,049     $  55,578     $  41,960
  Cash dividends per share ..........................           --            --            --            --          0.49
  Rooms served at end of period(5) ..................      977,000       956,000       929,000       893,000       917,000
      On Demand rooms ...............................      929,000       884,000       829,000       765,000       709,000
      Scheduled rooms ...............................       48,000        72,000       100,000       128,000       208,000
  Hotels served at end of period ....................        3,519         3,366         3,220         3,060         3,144
  Capital expenditures(6) ...........................      117,065        85,478        83,208        92,307        70,545
CONSOLIDATED BALANCE SHEET DATA:
  Total assets ......................................    $ 439,294     $ 402,917     $ 402,968     $ 401,388     $ 396,538
  Total long-term debt ..............................      247,133       180,000       163,000       133,000        98,000
  Total stockholders' equity ........................      125,057       164,147       190,005       217,167       250,917

- ----------

(1) 1996 data reflects the acquisition of SpectraVision, which was recorded using the purchase method of accounting. As such, all revenues, expenses and capital expenditures of SpectraVision for the period from October 8 through December 31, 1996, are included in the data for 1996. Also included are the room and hotel counts and the assets and liabilities of SpectraVision at December 31, 1996.

(2) 2000 data includes $6.1 million of relocation costs associated with the move of the sales, marketing, field support, accounting, finance, and executive management from San Jose, California to Denver, Colorado. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant salaries. The 2000 data also includes legal fees of approximately $1.5 million related to the MagiNet settlement.

(3) 1996 data also includes $8.7 million of charges which management believes are one-time in nature which consist of asset write-downs, reserves, and expense accruals related to the acquisition and integration of SpectraVision; re-alignment of the Company's operating practices; and the establishment of OCC as a new public company. Of the non-recurring charges, $6.7 million affected EBITDA (see note 4).


(4) EBITDA represents earnings before interest, income taxes, depreciation, amortization, relocation expense, stock-based compensation and other non-operating items such as gain/loss on disposal of assets, loss on legal settlements, and exchange rate gain/loss. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 8 and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document.

(5) The decrease in rooms in 1997 is primarily due to the sale and termination of certain U.S. hotel contracts, which hotels received satellite only broadcasts of pay-per-view movies.

(6) Capital expenditures primarily include the installation of systems in new hotels, the conversion of SpectraVision systems, conversions of installed OCV video systems to OCX video systems and upgrades made to existing equipment in hotels, and internal fixed asset purchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

    Revenues consist primarily of fees from hotels for guest programming and fees associated with pay-per-view movies, video games, internet services and other services provided through OCC's in-room video systems. Total revenues for the year ended December 31, 2000 increased $12.4 million, or 4.9%, to $265.4 million, as compared to $253.0 million in 1999. Room revenues increased $9.4 million, or 3.9%, in 2000 to $248.9 million, as compared to $239.5 million in 1999. The increase was primarily attributable to new hotel installations, continued conversions of SpectraVision equipped properties, conversions of installed OCV video systems to OCX video systems, lower movie denial rates, higher average movie price, and higher video game and internet revenue during 2000. Movie denials occur when hotel customers deny use of the products, and refuse payment for the services. Video system sales and other revenues increased $3.0 million, or 22.2%, to $16.5 million in 2000, as compared to $13.5 million in 1999. The increase was primarily due to increased ordering of video systems by a major customer and sales of OCX systems to a provider of entertainment systems to the cruise ship industry.

Direct Costs

    Direct costs consist primarily of costs of installing, maintaining and repairing video systems in hotels, including labor costs and fees paid to movie and other content providers. Total direct costs of revenues for the year ended December 31, 2000 increased $10.2 million, or 9.0%, to $123.4 million, as compared to $113.2 million in 1999. Direct costs associated with room revenue in 2000 increased $7.2 million, or 6.8%, to $114.0 million, as compared to $106.8 million in 1999, and as a percentage of room revenue increased to 45.8% for the year ended December 31, 2000 from 44.6% for the year ended December 31, 1999. The increase in the direct costs as a percentage of room revenue was due to increases in the costs associated with providing "guest programming" to the hotels, and the higher costs (and lower margins) of providing internet services to the hotels. Direct costs from video system sales and other revenues increased $3.0 million, or 46.2%, to $9.4 million in 2000, as compared to $6.4 million in 1999, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 57.1% for the year ended December 31, 2000 from 47.7% for the year ended December 31, 1999. The increase is primarily due to capital expenditures on projects where the Company contracts with the hotel to provide wiring services prior to the video system installation and lower margins on certain hardware sales completed throughout the year.

Operating Expenses

    Operating expenses, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, for the year ended December 31, 2000 increased $2.1 million, or 7.0%, to $32.0 million, as compared to $29.9 million for the year ended December 31, 1999, and as a percentage of room revenue increased to 12.9% from 12.5% for the same period of 1999.

Research and Development

    Research and development expenses for the year ended December 31, 2000 remained relatively flat at $8.5 million as compared to the year ended December 31, 1999.

Sales, General, and Administrative Expense

    Selling, general and administrative expenses, including stock-based compensation, for the year ended December 31, 2000 increased $0.8 million, or 3.0%, to $27.2 million, as compared to $26.4 million for the year ended December 31, 1999. The increase is due to legal expenses associated with the MagiNet litigation (see Note 14 to Consolidated Financial Statements), and higher executive and travel costs, offset by lower stock-based compensation as a result of the lower price of the Company's common stock.

Depreciation and Amortization

    Depreciation and amortization expenses for the year ended December 31, 2000 decreased $9.3 million, or 10.0%, to $84.5 million, as compared to $93.8 million for year ended December 31, 1999, and as a percentage of total revenue decreased to 31.8% for 2000 from 37.1% during 1999. This decrease occurred primarily due to the absence of depreciation on certain video systems assets acquired during the 1996 acquisition of SpectraVision by OCC, which became fully depreciated in October 1999.

Relocation Expense

    Relocation expenses of $6.1 million for 2000 include all severance, stay bonuses, hiring costs, moving costs, travel, contractors, and redundant salaries associated with relocating the Company's headquarters to Denver. The majority of sales, marketing, field support, accounting, finance, and executive management have been transitioned to Denver as of December 2000. OCC anticipates incurring approximately $11.0 to $12.0 million in additional relocation expenses in 2001.

Interest Income

    Interest income for the year ended December 31, 2000 remained relatively flat as compared to 1999.

Interest Expense

    Interest expense/other expense for the year ended December 31, 2000 increased $6.3 million to $17.1 million, as compared to $10.8 million for the year ended December 31, 1999. This increase is attributable to additional borrowings incurred by OCC during 2000, as well as an increase in the interest rates applicable to these borrowings. In order to meet its current obligations for capital expenditures totaling approximately $100.0 to $120.0 million for 2001, OCC anticipates that it will need to incur additional borrowings, which will result in a higher interest expense in 2001.

Provision for Income Taxes

    Provision for income taxes for the year ended December 31, 2000 represents tax on income in certain international and domestic jurisdictions.

Net Loss

      Net loss increased to $39.0 million for the year ended December 31, 2000 from $29.4 million for the year ended December 31, 1999 due to the factors described above. OCC anticipates that it will have a net loss in 2001.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

    Revenues consist primarily of fees from hotels for guest programming and fees associated with pay-per-view movies, video games, internet services and other services provided through OCC in-room video systems. Total revenues for the year ended December 31, 1999 increased $14.2 million, or 5.9%, to $253.0 million, as compared to $238.8 million in 1998. Room revenues increased $12.3 million, or 5.4%, in 1999 to $239.5 million, as compared to $227.2 million in 1998. The increase was primarily attributable to new hotel installations, continued conversions of SpectraVision equipped properties, lower movie denial rates, higher average movie price, higher game and internet revenue, and, on average, more cable programming channels in each room during 1999 than in 1998. Video system sales and other revenues increased $1.9 million, or 16.4%, to $13.5 million in 1999, as compared to $11.6 million in 1998. The increase was primarily due to increased ordering of video systems by a major customer, sales of OCX systems to a provider of entertainment systems to the cruise ship industry, and an increase in the net royalty payment received from LodgeNet. (See Note 14 to Notes to Consolidated Financial Statements).

Direct Costs

    Direct costs consist primarily of costs of installing, maintaining and repairing video systems in hotels, including labor costs and fees paid to movie and other content providers. Total direct costs of revenues for the year ended December 31, 1999 increased $9.3 million, or 9.0%, to $113.2 million, as compared to $103.9 million in 1998. Direct costs associated with room revenue in 1999 increased $7.8 million, or 7.9%, to $106.8 million, as compared to $99.0 million in 1998, and as a percentage of room revenue increased to 44.6% for the year ended December 31, 1999 from 43.6% for the year ended December 31, 1998. The increase in the direct cost as a percentage of revenue is primarily due to an increase in movie royalties and hotel commissions. Direct costs from video system sales and other revenues increased $1.5 million, or 30.6%, to $6.4 million in 1999, as compared to $4.9 million in 1998, primarily due to the increase in video system sales. Direct costs associated with video systems sales and other revenue as a percentage of video system sales and other revenues increased to 47.7% for the year ended December 31, 1999 from 42.1% for the year ended December 31, 1998. The increase is primarily due to lower margins on projects where the Company will contract with the hotel to provide wiring services prior to the movie system installation and lower margins on system sales.

Operating Expenses

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

Selling, General and Administrative Expense

    Selling, general and administrative expenses, including stock-based compensation, for the year ended December 31, 1999 increased $2.4 million, or 10%, to $26.4 million, as compared to $24.0 million for the year ended December 31, 1998. The increase is principally due to increased expenses in the areas of Account Management and Product Management as the Company continues to build its infrastructure in support of new interactive services (e.g., @Hotel internet service) offered with the OCX video systems. In addition, a $1.1 million non-cash expense associated with accounting for cashless stock option in an executive compensation agreement, reflecting the increased share price, was noted in 1999 compared to $0.0 in 1998.

Depreciation and Amortization

    Depreciation and amortization expenses for the year ended December 31, 1999 increased $5.6 million, or 6.3%, to $93.8 million, as compared to $88.2 million for the year ended December 31, 1998, and as a percentage of total revenue increased to 37.1% for 1999 from 36.9% during 1998. The increase is mainly due to depreciation on capital investments associated with the growing room base and converting hotels served by SpectraVision equipment, accelerated depreciation on certain end-of-life assets, partially offset by the fact that the SpectraVision equipment became fully depreciated in October 1999.

Interest Income

    Interest income for the year ended December 31, 1999 remained relatively flat as compared to 1998.

Interest Expense

    Interest expense/other expense for the year ended December 31, 1999 increased $0.4 million to $10.8 million, as compared to $10.4 million for the year ended December 31, 1998. This increase is attributable to additional borrowings incurred by On Command during 1999 under its revolving credit facility in order to fund OCC's operations and capital expenditures.

Provision for Income Taxes

    Provision for income taxes for the year ended December 31, 1999 represents tax on income in certain international and domestic jurisdictions.

Net Loss

    Net loss increased to $29.4 million for the year ended December 31, 1999 from $26.0 million for the year ended December 31, 1998 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of cash during 2000 were net cash from operations of $52.3 million and net borrowings of $67.1 million from the Company's revolving credit facility. Cash was expended primarily for capital expenditures, which totaled $117.1 million during

2000, primarily for the conversion of SpectraVision systems, the installation of new hotels with the OCX and OCV systems, the conversion of OCV systems to OCX, increased inventory, and internal fixed asset purchases, as well as interest expenses. At December 31, 2000, the Company's installed room base was approximately 977,000, as compared to approximately 956,000 at the end of 1999. During 2000, the Company installed its OCX and OCV systems in approximately 131,000 rooms, of which approximately 49,000 were new hotel installations, approximately 37,000 were conversions of SpectraVision properties, and 45,000 were conversions of OCV systems to OCX.

     The Company's principal cash requirements in 2001 are expected to include the installation of the Company's OCX system in new hotels, the continued conversion of SpectraVision properties to the more flexible OCX system, conversions of OCV rooms to OCX, and internal fixed asset purchases. The Company anticipates these activities will require capital expenditures of approximately $100.0 to $120.0 million in 2001, as well as funding for the operational requirements of the Company, including additional relocation costs estimated at $11 to $12 million.

     At December 31, 2000, the Company had $247.1 million outstanding under its revolving credit facility. The Company's ability to draw additional funds under the revolving credit facility is limited by the total amount of borrowing permitted by the revolving credit facility and certain financial covenants contained in that facility. In particular, prior to the amendment described below, a covenant contained in the revolving credit facility limited the total amount of indebtedness of the Company to 3.5 times the Company's EBITDA plus certain non-recurring expenses ($1.5 million in 2000) for the trailing four quarters. On March 27, 2001, the Company entered into an amendment to the revolving credit facility that (a) reduces the total amount of borrowing allowed from $350 million to $320 million and (b) amends the financial covenant described in the previous sentence to allow for total indebtedness of the Company up to 4.25 times the Company's EBITDA plus certain non-recurring expenses ($1.5 million in 2000) for the trailing four quarters. Subject to the following paragraph, the Company could obtain an additional $72.9 million in long-term financing under the revolving credit facility, as amended.

     In addition to the limitations on borrowing contained in the revolving credit agreement, certain covenants in the public indebtedness of Ascent effectively prevent the Company's total indebtedness from exceeding an aggregate of $275 million so long as such public indebtedness of Ascent is outstanding. At March 30, 2001, the total indebtedness of the Company was equal to $275 million and therefore no funds are or will be available for borrowing under the revolving credit facility, as amended, or under any other debt arrangements while the public indebtedness of Ascent remains outstanding.

     Without additional sources of capital, the Company will not be able to satisfy its future working capital, capital expenditure and debt service requirements from existing cash, cash generated from operations and funds available under existing borrowing arrangements. It will be necessary for the Company to raise additional capital through additional debt or equity financing in order to satisfy these requirements. However, there can be no assurance that such financing would be available on terms acceptable to the Company or, if available, that the proceeds of such financing would be sufficient to enable the Company to satisfy all of its requirements. In addition, while Ascent's public indebtedness referred to in the previous paragraph is outstanding, the Company will not be able to raise additional debt financing. If the Company is unable to raise additional financing, the Company would need to reduce its capital spending well below the levels stated above for the year 2001. See "Business Risks--Dependence on Additional Capital for Growth."

FOREIGN EXCHANGE

     The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations grow, OCC will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

BUSINESS RISKS

Control by Liberty Media Corporation

     As of December 31, 2000, Liberty beneficially owned approximately 56.13% of the outstanding OCC common stock through its wholly-owned subsidiary Ascent. Accordingly, Liberty currently has the voting power to control all matters requiring approval of OCC's stockholders. For example, Liberty can elect a majority of OCC's board of directors, approve most matters submitted to a vote of OCC's stockholders and reject any matter submitted to a vote of OCC's stockholders. This concentration of ownership would prevent a third party from effecting a change of control of OCC, absent Liberty's approval. In addition, Liberty is not subject to any standstill or similar obligations with respect to OCC that would prevent it from acquiring additional shares of OCC common stock, causing OCC to merge with another entity or taking similar corporate action with respect to OCC. Liberty's interests may not be the same as that of the other OCC stockholders.

Dependence on Additional Capital

    OCC's ability to meet its obligations and grow its business requires substantial investment on a continuing basis to finance current obligations, planned capital expenditures and related expenses. The Company intends to use cash flow from operations and additional debt or equity financing to support its current obligations and its growth. Whether or when OCC can achieve cash flow levels sufficient to support its anticipated growth cannot be accurately predicted. Unless such cash flow levels are achieved, OCC will require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide funding for its obligations and its growth or, alternatively, may have to reduce its operations and growth to a level that can be supported by internally generated cash flow. OCC can give no assurances with respect to the impact on the results of operations and financial condition if OCC is required to reduce growth to a level that can be supported by internally generated cash flow. OCC's ability to raise additional debt financing is limited by the provisions of its existing revolving credit facility as well as certain provisions contained in the public indebtedness of Ascent. See "Liquidity and Capital Resources" above.

Highly Competitive In-Room Entertainment Industry

    The hotel in-room entertainment industry is highly competitive. Due to the high level of penetration in the United States lodging industry already achieved by participants in the in-room entertainment industry and the current rate of construction and expansion of hotel properties in the United States, most of the growth opportunities in the in-room entertainment industry currently involve securing contracts to serve hotels that are already being served by a competing vendor, expanding internationally and broadening the range of services provided. These circumstances have led to increasing competition for contract renewals, particularly at hotels operated by major hotel chains. There can be no assurance that OCC will obtain new contracts with hotels currently served by other vendors or that OCC will be able to retain contracts with the hotels served by the Company when those contracts expire. The loss by OCC of one or more of the major hotel chain customers, such as Marriott, Starwood or Hyatt, could have a material adverse impact on OCC's results of operations. See "Dependence on Significant Customers." In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors already are providing guest programming services to hotels and testing on-demand video. Some of these potential competitors have substantially greater resources than OCC.

Dependence on Significant Customers

    Marriott, Hilton, Holiday Inn, Hyatt and Starwood accounted for approximately 24%, 12%, 11%, 7%, and 5%, respectively, of On Command's room revenues for the year ended December 31, 2000. These revenue percentages represent all chain affiliations including owned, managed, and franchised hotels. Contracts are written at the hotel level and therefore expirations occur over extended periods of time depending on the installation date of the particular hotel. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on results of operations or financial condition. However, these customers represent both chain-owned/managed hotels, as well as franchisees. The Company often has different contracts on different terms with the chain-owned/managed hotels, on the one hand, and with the franchisees (or groups of franchisees), on the other. In October 2000, Hilton Corporation announced that it would not be renewing its Master agreement with the Company. The loss of the Hilton Master Agreement resulted in the loss of 26,000 hotel rooms owned and 60,300 hotel rooms managed and operated by Hilton. These rooms expire in accordance with the individual hotel contracts over the next eight years. See
Note 10 and Note 16 to Consolidated Financial Statements.

Dependence on Performance of Lodging Industry

    On Command's business is closely linked to the performance of the hotel industry in which overall occupancy rates may vary as a result of many factors. Declines in hotel occupancy as a result of general business, economic, seasonal and other factors can have a significant adverse impact on On Command results of operations. In addition, On Command markets primarily to the deluxe, luxury and upscale hotel categories. Any acute or prolonged downturn in general business or economic factors could have an adverse effect on the hotel categories comprising On Command's market that is more significant than the effect on the lodging industry taken as a whole.

Risk of Technological Obsolescence

    Technology in the entertainment and communications industry is continuously changing as new technologies and developments continue to be introduced. There can be no assurance that future technological advances will not result in improved equipment or software systems that could adversely affect OCC's competitive position. In order to remain competitive, OCC must maintain the programming enhancements, engineering and technical capability and flexibility to respond to customer demands for new or improved versions of its systems and new technological developments, and there can be no assurance that OCC will have the financial or technological resources to be successful in doing so.

Anti-Takeover Protections

    Liberty indirectly owned approximately 56.13% of the outstanding OCC common stock at December 31, 2000 through its wholly-owned subsidiary Ascent. Assuming the exercise of all outstanding warrants to purchase OCC common stock as well as the conversion of all shares of Series A Preferred Stock, Liberty owned approximately 46.4% of the OCC common stock at December 31, 2000. Accordingly, OCC may not complete any merger or similar transaction without Liberty's approval. In addition, Liberty's ownership of OCC's common stock enables it to elect a majority of OCC's board of directors and otherwise influence OCC's management. See "Control By Liberty Media Corporation". Even if Liberty's interest in OCC were reduced below 50%, OCC's Certificate of Incorporation contains certain provisions that could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of OCC. Certain of such provisions allow On Command Corporation to issue preferred stock with rights senior to those of the OCC Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of OCC Common Stock.

Programming

    The cost to OCC to license feature movies from major movie studios is subject to change as the major movie studios continue to negotiate for higher royalty rates as well as higher minimum payments by the Company. Such changes may have adverse impacts on the Company's earnings. While the Company intends to address such trends, there can be no assurance that the Company's efforts will prove effective.

SUBSEQUENT EVENTS

Sale of Series B Preferred Stock

     On March 5, 2001, OCC sold 15,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to Ascent in consideration of $15,000,000 in cash, pursuant to a Preferred Stock Purchase Agreement, dated March 5, 2001 (the "Ascent Purchase Agreement"), between OCC and Ascent.

     The liquidation preference (the "Liquidation Preference") of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

     The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid. Dividends added to the Liquidation Preference shall accrue dividends on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series B Preferred Stock as of a special record date fixed by OCC. Subject to certain specified exceptions, OCC is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which OCC is in arrears with respect to payment of dividends on Series B Preferred Stock.

     Upon any liquidation, dissolution or winding up of OCC, the holders of Series B Preferred Stock are entitled to receive from the assets of OCC available for distribution to stockholders an amount in cash per share equal to the Liquidation Preference of a share of Series B Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series B Preferred Stock and the holders of any parity securities. The holders of Series B Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of OCC after receiving the Liquidation Preference per share. Series B Preferred Stock is not convertible into any other security of OCC.

     Shares of Series B Preferred Stock are redeemable at the option of OCC at any time after March 5, 2001 at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by OCC are required to be made pro rata if less than all shares of Series B Preferred Stock are to be redeemed.

      At any time on or after April 15, 2001, or prior to that date if an event described as a "default" below has occurred and is continuing, any holder of Series B Preferred Stock has the right to require OCC to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the Liquidation Preference of that share on the redemption date. OCC will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to OCC's revolving credit agreement. If the legally available funds are insufficient for that purpose, OCC will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

     If and so long as OCC fails to redeem all shares of Series B Preferred Stock required to be redeemed on a particular redemption date, OCC may not redeem or discharge any sinking fund obligation with respect to any shares of Series B Preferred Stock or any parity securities or junior securities or pay any dividends on any junior securities, and neither OCC nor any of its subsidiaries may purchase or otherwise acquire any shares of Series B Preferred Stock, parity securities or junior securities unless all shares of Series B Preferred Stock required to be redeemed are redeemed. The foregoing prohibitions do not apply to certain purchase or exchange offers made to all holders of Series B Preferred Stock.

     Series B Preferred Stock will not rank junior to any other capital stock of OCC in respect of rights of redemption or rights to receive dividends or liquidating distributions. OCC may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding.

     Holders of Series B Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of OCC, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding, OCC may not take any action, including by merger, to amend any of the provisions of the certificate of designations of the Series B Preferred Stock (the "Certificate of Designations") or amend any of the provisions of the Amended and Restated Certificate of Incorporation of OCC so as to adversely affect any preference or right of the Series B Preferred Stock. Any provision of the Certificate of Designations which, for the benefit of the holders of Series B Preferred Stock, prohibits, limits or restricts actions by, or imposes obligations on, OCC may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding. Holders of Series B Preferred Stock do not have any preemptive right to purchase any class of securities that may be issued by OCC.

     A default under the Certificate of Designations occurs if any of the following occur: (1) the entry of a decree or order for relief in respect of OCC under any bankruptcy law or the appointment of a receiver of OCC or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of OCC or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by OCC of a petition, answer or consent seeking relief under any bankruptcy law or the consent by OCC to the institution of proceedings under any bankruptcy law or to the filing of any such petition or to the appointment or taking of possession of a Receiver of OCC or any substantial part of its properties or OCC failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

    In the event of any action at law or suit in equity with respect to the Series B Preferred Stock, OCC may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

Bylaw Amendment

     In March 2001, at a duly called special meeting of OCC's board of directors, the board of directors adopted an amendment to OCC's Bylaws in order to provide that any committee of the board of directors may, to the extent provided in resolutions of the board of directors, exercise all powers of the board of directors in the management of the business and affairs of OCC to the maximum extent permitted by the General Corporation Law of the State of Delaware.

Marriott Agreement

     In March 2001, OCC and Marriott International, Inc. entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

Hotel Digital Network

     On August 22, 2000, OCC and Hotel Digital Network, Inc. (d/b/a Digital Music Network) ("DMN") entered into an agreement pursuant to which DMN agreed to provide digital music to OCC, for use by OCC in its Music OnCommand service. DMN provides music-on-demand services to the hospitality industry through a patented platform and licenses with major record labels. As of the date of this Report, the distribution of such music-on-demand was in its test phase.

     On February 28, 2001, pursuant to a stock purchase agreement with DMN, for aggregate payments by OCC of approximately $1.7 million and a commitment to fund up to an additional $2.7 million, DMN issued to OCC a number of shares of DMN's common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN.

STSN

     In March 2001, the Company completed a strategic $20 million investment in convertible preferred stock of STSN, Inc., ("STSN") a high-speed broad band internet access provider for hotels. Other strategic investors in STSN include Marriott International, Inc., and Siemens Corporation, a German corporation, which among other things, manufactures electronic equipment and supplies. STSN is a provider of high-speed internet access to the hotel industry and has an exclusive contract to provide its service with Marriott International, Inc.

Amendment to Revolving Credit Facility

     On March 27, 2001, the Company signed an amendment to its revolving credit facility. This amendment to the revolving credit facility increases the borrowing ratio from 3.5 times EBITDA plus certain non-recurring expenses ($1.5 million in 2000) over the preceding four quarters to 4.25 times EBITDA plus certain non-recurring expenses ($1.5 million in 2000) over the preceding four quarters and decreases the borrowings allowed under the revolving credit facility from $350 million to $320 million. The Company is restricted to total borrowings of $275 million while certain public indebtedness of Ascent remains outstanding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At December 31, 2000, the Company had $247.1 million outstanding on the Credit Facility and the weighted average interest rate on the Credit Facility was 8.151%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at December 31, 2000 would increase (or decrease) the Company's annual interest expense and cash outflow by approximately $2.5 million.

     OCC transacts business in various foreign currencies, primarily in Canada, Asia and in certain European countries. OCC believes the risks of foreign exchange rate fluctuations on its present operations are not material to OCC's overall financial condition. However, should OCC's international operations continue to grow, OCC will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report(s)

Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
On Command Corporation:

We have audited the accompanying consolidated balance sheet of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 16, 2001, except as to Note 16, which is as of March 30, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of On Command Corporation:

We have audited the accompanying consolidated balance sheets of On Command Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


San Jose, California
March 3, 2000

ON COMMAND CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------


ASSETS                                                                       DECEMBER 31,           DECEMBER 31,
                                                                                 2000                   1999
                                                                             ------------           ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $      3,569           $      8,972
  Accounts  receivable (net of allowance for
    doubtful accounts of $1,366 in 2000
    and $2,287 in 1999)                                                            35,514                 32,037
  Note receivable                                                                   1,445                     --
  Other current assets                                                              1,993                  1,211
                                                                             ------------           ------------
         Total current assets                                                      42,521                 42,220
                                                                             ------------           ------------
VIDEO SYSTEMS, Net                                                                296,221                266,947
PROPERTY AND EQUIPMENT, Net                                                        21,182                 17,644
GOODWILL, Net                                                                      68,921                 73,297
NOTE RECEIVABLE                                                                     5,015                     --
OTHER ASSETS, Net                                                                   5,434                  2,809
                                                                             ------------           ------------
                                                                             $    439,294           $    402,917
                                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           $     41,627           $     31,435
  Accounts payable to stockholder                                                     145                  1,054
  Accrued compensation                                                              6,932                  6,431
  Other accrued liabilities                                                        10,906                  8,750
  Current portion of capital lease obligations                                        705                  2,533
  Income taxes payable                                                              5,457                  6,809
                                                                             ------------           ------------
         Total current liabilities                                                 65,772                 57,012
CAPITAL LEASES OBLIGATIONS AND OTHER LONG-TERM LIABILITIES                          1,332                  1,758
REVOLVING CREDIT FACILITY                                                         247,133                180,000
                                                                             ------------           ------------
         Total liabilities                                                        314,237                238,770
                                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6 , 13, and 16)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; shares authorized -
    13,500; all outstanding                                                            --                     --
  Common stock, $.01 par value; shares authorized -
    50,000 in 2000 and 1999;
    shares issued and outstanding - 30,554 in 2000 and 30,313 in 1999                 306                    303
  Additional paid-in-capital - Common                                             253,801                251,677
  Additional paid-in-capital - Preferred                                           21,688                     --
  Common stock warrants                                                            31,450                 31,450
  Accumulated other comprehensive loss                                             (3,060)                  (872)
  Accumulated deficit                                                            (157,454)              (118,411)
  Note Receivable from Stockholder (Note 7)                                       (21,674)                    --
                                                                             ------------           ------------
         Total stockholders' equity                                               125,057                164,147
                                                                             ------------           ------------
                                                                             $    439,294           $    402,917
                                                                             ============           ============


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------


                                                              2000                   1999                   1998
                                                          ------------           ------------           ------------
REVENUES:
  Room revenues                                           $    248,918           $    239,473           $    227,177
  Video systems sales/other                                     16,462                 13,475                 11,643
                                                          ------------           ------------           ------------

           Total revenues                                      265,380                252,948                238,820
                                                          ------------           ------------           ------------

DIRECT COSTS OF REVENUES:
  Room revenues                                                114,016                106,791                 98,999
  Video systems sales/other                                      9,396                  6,427                  4,903
                                                          ------------           ------------           ------------

           Total direct costs of revenues                      123,412                113,218                103,902
                                                          ------------           ------------           ------------

OPERATING EXPENSES:
  Operations                                                    32,045                 29,958                 31,301
  Research and development                                       8,461                  8,479                  7,537
  Selling, general and administrative
    (including $70, $1,064 and $0 of Stock
    Based Compensation for the years ended
    2000, 1999 and 1998, respectively)                          27,233                 26,445                 24,031
  Depreciation and amortization                                 84,497                 93,754                 88,199
  Relocation Expense                                             6,108                     --                     --
                                                          ------------           ------------           ------------

           Total operating expenses                            158,344                158,636                151,068
                                                          ------------           ------------           ------------

LOSS FROM OPERATIONS                                           (16,376)               (18,906)               (16,150)

INTEREST INCOME                                                    565                    520                    503

INTEREST/OTHER EXPENSE                                         (17,145)               (10,808)               (10,428)

LEGAL SETTLEMENT/IMPAIRMENT OF COST INVESTMENT                  (5,664)                    --                     --
                                                          ------------           ------------           ------------

LOSS BEFORE INCOME TAXES                                       (38,620)               (29,194)               (26,075)

PROVISION (BENEFIT) FOR INCOME TAXES                               423                    200                   (109)
                                                          ------------           ------------           ------------

NET LOSS                                                  $    (39,043)          $    (29,394)          $    (25,966)
                                                          ============           ============           ============



BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (1.28)          $      (0.97)          $      (0.86)
                                                          ============           ============           ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING                           30,483                 30,222                 30,150
                                                          ============           ============           ============


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (IN THOUSANDS)
- --------------------------------------------------------------------------------



                                                                  ADDITIONAL     ADDITIONAL
                                               COMMON STOCK        PAID-IN        PAID-IN       COMMON        RECEIVABLE
                                          ---------------------    CAPITAL        CAPITAL        STOCK          FROM
                                            SHARES     AMOUNT      COMMON         PREFERRED     WARRANTS     STOCKHOLDER

BALANCES, January 1, 1998                    30,116   $     301   $ 249,431             --      $  31,450           --

Exercise of stock options                        42           1         236             --             --           --
Issuance of common stock under ESP plan          15          --         142             --             --           --
Comprehensive loss:
   Translation adjustment                        --          --          --             --             --           --
   Net loss                                      --          --          --             --             --           --

Total comprehensive loss                         --          --          --             --             --           --
                                          ---------   ---------   ---------      ---------      ---------    ---------

BALANCES, December 31, 1998                  30,173         302     249,809             --         31,450           --

Exercise of stock options                       123           1         588             --             --           --
Stock-based compensation                         --          --       1,064             --             --           --
Issuance of common stock to directors             2          --          29             --             --           --
Issuance of common stock under ESP plan          15          --         187             --             --           --
Comprehensive loss:
   Translation adjustment                        --          --          --             --             --           --
   Net loss                                      --          --          --             --             --           --

Total comprehensive loss                         --          --          --             --             --           --
                                          ---------   ---------   ---------      ---------      ---------    ---------

BALANCES, December 31, 1999                  30,313         303     251,677             --         31,450           --

Exercise of stock options                       222           3       1,825             --             --           --
Conversion of warrants                           --          --          77             --             --           --
Issuance of common stock under ESP plan          19          --         222             --             --           --
Issuance of preferred stock to stockholder       --          --          --         21,688             --           --
Receivable from stockholder                      --          --          --             --             --      (21,674)
Comprehensive loss:
   Translation adjustment                        --          --          --             --             --           --
   Net loss                                      --          --          --             --             --           --

Total comprehensive loss                         --          --          --             --             --           --
                                          ---------   ---------   ---------      ---------      ---------    ---------

BALANCES, December 31, 2000                  30,554   $     306   $ 253,801      $  21,688      $  31,450    $ (21,674)
                                          =========   =========   =========      =========      =========    =========


                                          ACCUMULATED
                                             OTHER                       TOTAL
                                          COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                              LOSS        (DEFICIT)      EQUITY

BALANCES, January 1, 1998                   $    (964)   $ (63,051)   $ 217,167

Exercise of stock options                          --           --          237
Issuance of common stock under ESP plan            --           --          142
Comprehensive loss:
   Translation adjustment                      (1,575)          --       (1,575)
   Net loss                                        --      (25,966)     (25,966)
                                                                      ---------
Total comprehensive loss                           --           --      (27,541)
                                            ---------    ---------    ---------

BALANCES, December 31, 1998                    (2,539)     (89,017)     190,005

Exercise of stock options                          --           --          589
Stock based compensation                           --           --        1,064
Issuance of common stock to directors              --           --           29
Issuance of common stock under ESP plan            --           --          187
Comprehensive loss:
   Translation adjustment                       1,667           --        1,667
   Net loss                                        --      (29,394)     (29,394)
                                                                      ---------
Total comprehensive loss                           --           --      (27,727)
                                            ---------    ---------    ---------

BALANCES, December 31, 1999                      (872)    (118,411)     164,147

Exercise of Stock Options                          --           --        1,828
Conversion of warrants                             --           --           77
Issuance of common stock under ESP plan            --           --          222
Issuance of preferred stock to stockholder         --           --       21,688
Receivable from stockholder                        --           --      (21,674)
Comprehensive loss:
   Translation adjustment                      (2,188)          --       (2,188)
   Net loss                                        --      (39,043)     (39,043)
                                                                      ---------
Total comprehensive loss                           --           --      (41,231)
                                            ---------    ---------    ---------

BALANCES, December 31, 2000                 $  (3,060)   $(157,454)   $ 125,057
                                            =========    =========    =========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                     2000           1999           1998
                                                                   ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (39,043)     $ (29,394)     $ (25,966)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                     84,497         93,754         88,278
    Stock-based compensation                                              70          1,064             --
    Legal Settlement / Impairment Loss                                 5,664             --             --
    (Gain)/Loss on disposal of fixed assets                               70            (46)            72
  Changes in assets and liabilities:
      Accounts receivable                                             (3,455)           412         (5,439)
      Other assets                                                    (3,074)         1,056              7
      Accounts payable                                                 6,807          8,062          3,269
      Accounts payable to stockholder                                   (909)           917             34
      Accrued compensation                                               760            484           (121)
      Taxes payable                                                   (1,374)        (3,635)        (2,735)
      Other accrued liabilities                                        2,259         (1,781)        (3,486)
                                                                   ---------      ---------      ---------

           Net cash provided by operating activities                  52,272         70,893         53,913
                                                                   ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (117,065)       (85,478)       (83,208)
  Cost investments and notes receivables                              (7,675)            --             --
                                                                   ---------      ---------      ---------

           Net cash used in investing activities                    (124,740)       (85,478)       (83,208)
                                                                   ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from new credit facility                                  247,134             --             --
  Repayment of former credit facilities                             (210,000)            --             --
  Proceeds from borrowing under former credit facilities              30,000         17,000         30,000
  Payments on capital lease obligations                               (2,259)        (1,468)            --
  Proceeds from issuance of common and preferred stock                 2,072            805            379
                                                                   ---------      ---------      ---------

           Net cash provided by financing activities                  66,947         16,337         30,379
                                                                   ---------      ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  118            (15)          (136)
                                                                   ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (5,403)         1,737            948

CASH AND CASH EQUIVALENTS, Beginning of year                           8,972          7,235          6,287
                                                                   ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, End of year                             $   3,569      $   8,972      $   7,235
                                                                   =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                $      --      $     193      $      --
                                                                   =========      =========      =========
  Interest paid                                                    $  13,762      $   9,549      $   9,597
                                                                   =========      =========      =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations                                        $      --      $   5,760      $      --
                                                                   =========      =========      =========
  Note receivable from stockholder                                 $  21,674      $      --      $      --
                                                                   =========      =========      =========


          See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

    On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent (the "Merger") pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF BUSINESS

    The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary installed video system is OCV's patented video selection and distribution system that allows hotel guests to select motion pictures on computer-controlled television sets located in their hotel rooms at any time. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include games, internet offerings and various hotel and guest services. At December 31, 2000, the Company had operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, Australia, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of On Command Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months at the date of acquisition to be cash equivalents. Cash equivalents consist primarily of certificates of deposit and bank savings accounts.

    VIDEO SYSTEMS, PROPERTY AND EQUIPMENT

    Video systems and property and equipment are stated at cost less accumulated depreciation and amortization. Installed video systems consist of equipment, related costs of manufacturing, and costs of installation at hotel locations. Construction in progress consists of purchased and manufactured parts of partially constructed video systems. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives, generally three to eight years, or lease terms. Video systems and equipment acquired from the SpectraVision acquisition were depreciated over 36 months, which term was completed in October 1999.

    INVESTMENTS

    At December 31, 2000, the Company had various investments in which its ownership interest is less than 20%. These investments are carried at the lower of cost or net realizable value. Total cost investments were $1,563,000 and $348,000 at December 31, 2000 and 1999, respectively and were recorded in Other Assets, Net in the Consolidated Balance Sheets. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations as an impairment of investments. During the year ended December 31, 2000, the Company recorded an impairment loss of $0.9 million in connection with its cost investment in STS HotelNet, Inc.

    NOTES RECEIVABLES

    At December 31, 2000, the Company had a $5,000,000 Convertible Promissory Note with an interest rate of 10% received from STSN, Inc. due on the earlier of December 31, 2002 or the Secured Loan Funding Date as defined. The Company also has a $1,400,000 Convertible Promissory Note with an interest rate of 10% received from Hotel Digital Network, Inc. due on the earlier of August 31, 2001 or any accelerated maturity of the note, as defined (See Note 15 for additional discussion on these Notes).

    GOODWILL

    Goodwill resulted from the SpectraVision acquisition and represents the excess of the aggregate purchase price over the fair value of the net assets acquired and is being amortized over 20 years using the straight-line method. Amortization expense was $4,376,000 for each of the three years ended December 31, 2000, 1999 and 1998. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over the remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    DEBT ISSUANCE COSTS

    Costs associated with the issuance of the Company's current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

    REVENUE RECOGNITION

    The Company installs pay-per-view video systems in hotels, generally under five to seven year agreements. Revenue from the sale of video systems is recognized when the equipment is shipped and there are no future obligations, except for systems requiring installation by the Company, which is recognized upon completion of the installation. Revenues from video management services, prewire, and royalties are recognized when earned and payment is considered probable. The Company recognizes pay-per-view revenue at the time of viewing, net of estimated denials.

    STOCK COMPENSATION PLANS

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

    NET LOSS PER SHARE

    Basic loss per share is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computations in loss periods as their effect would be antidilutive. For the years ended December 31, 2000, 1999 and 1998 approximately 12,800,000, 10,000,000, and 10,100,000 equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as their effect is antidilutive.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying amount of bank debt approximates fair value due to the variable interest rate.

    INCOME TAXES

    The Company has adopted Statement of Financial Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    FOREIGN CURRENCY TRANSLATION

    The U.S. dollar is the functional currency of the consolidated corporation. Assets and liabilities of the international subsidiaries are translated at the rate of exchange in effect at period end. Results of operations are translated at the average rate of exchange in effect during the period. Translation adjustments are included in stockholders' equity. Balances of international subsidiaries denominated in currencies other than the functional currency are restated at the rate of exchange at year end and any resulting gains or losses are included in the results of operations.

    INTERNALLY DEVELOPED SOFTWARE

    The Company capitalizes certain internal development software costs in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Amortization commences when the software is ready for its intended use. Software is generally amortized over five years. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. The Company capitalized software development costs of $4,088,000, $5,700,000 and $4,100,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

    USE OF ESTIMATES, CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems, property and equipment and intangible assets, including goodwill and the amounts of certain accrued liabilities. Actual results could differ from these estimates.

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

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or total stockholders' equity.

3. VIDEO SYSTEMS

    Video systems consist of the following (in thousands):

                             DECEMBER 31,        DECEMBER 31,
                                 2000               1999
                             -------------      -------------
Installed video systems      $     602,515      $     524,167
Construction in progress            58,831             48,590
                             -------------      -------------
                                   661,346            572,757
Accumulated depreciation          (365,125)          (305,810)
                             -------------      -------------
Video systems, net           $     296,221      $     266,947
                             =============      =============

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                               DECEMBER 31,      DECEMBER 31,
                                                   2000             1999
                                               ------------      ------------
Furniture and fixtures                         $      3,685      $      3,523
Machinery, computer equipment and software           30,080            22,514
Leased vehicles under capital leases                  3,127             2,675
Buildings and leasehold improvements                  1,937             1,672
                                               ------------      ------------
                                                     38,829            30,384
Accumulated depreciation and amortization           (17,647)          (12,740)
                                               ------------      ------------
Property and equipment, net                    $     21,182      $     17,644
                                               ============      ============

    Vehicles acquired under capital leases had a cost basis of $3,127,000 at December 31, 2000, and $2,675,000 at December 31, 1999, less accumulated amortization of $1,222,000 and $453,900, respectively.

5. REVOLVING CREDIT FACILITY

    The Company had a $350 million revolving credit facility (the "Credit Facility"). The Revolving Credit Facility matures in July 2005 and, subject to certain conditions, can be renewed for two additional years. At December 31, 2000, there was $102.9 million of available borrowings under the Revolving Credit Facility, subject to certain covenant restrictions.

    Revolving loans extended under the Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.25% depending on certain operating ratios of the Company. During 2000, the weighted average interest rate on the Credit Facility was 8.151%. In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Credit Facility, depending on certain operating ratios of the Company. The Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, as well as maintaining minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at December 31, 2000. Interest expense on the Credit Facility was $17.138 million, $10.888 million, and $9.834 million for the years ended December 31, 2000, 1999, and 1998, respectively.

6. COMMITMENTS

    OPERATING LEASES

    The Company has noncancelable operating lease arrangements for office space and certain equipment that expire at dates ranging from 2001 to 2005. The Company also leases its former corporate headquarters and manufacturing facility located in San Jose, California under a noncancelable operating lease which expires in June 2004. In addition to lease payments, the Company is responsible for taxes, insurance and maintenance of leased premises.

    Rental expenses for the Company's San Jose facility were approximately $1,690,000, $1,690,000,and $1,553,000 during the years ended December 31,
    2000, 1999, and 1998, respectively. Rent expense under all other operating leases was approximately $3,090,000, $2,145,000, and $5,100,000, for the
    years ended December 31, 2000, 1999, and 1998, respectively.

    Future minimum annual payments under noncancelable operating leases at December 31, 2000 are as follows (in thousands):

                            YEARS ENDING DECEMBER 31:

                            2001                                  $ 4,665
                            2002                                    2,192
                            2003                                    2,106
                            2004                                    1,182
                            2005 and thereafter                       337
                                                                  -------
                            Total                                 $10,482
                                                                  =======

    CAPITAL LEASES

    During 1999, the Company amended certain of its operating lease agreements, primarily for vehicles and equipment, which were subsequently accounted for as capitalized leases. Certain of these leases contain restrictions including maintenance of certain operating ratios. Following is a summary of future minimum lease payments for the Company's capital lease obligations:

YEARS ENDING DECEMBER 31:

2001                                                                    $   805
2002                                                                        760
2003                                                                        573
2004                                                                          1
                                                                        -------
Total future minimum lease payments                                       2,139
Less amounts representing interest                                         (102)
                                                                        -------
Present value of future minimum lease payments                            2,037
Less current portion                                                       (705)
                                                                        -------
Long-term portion of capital lease obligations                          $ 1,332
                                                                        =======


    PURCHASE COMMITMENTS

    Non-cancelable commitments for the purchase of video systems and office equipment amounted to approximately $7,800,000 at December 31, 2000.

7. STOCKHOLDERS' EQUITY

    STOCK OPTION PLAN

    The Company adopted the 1996 Key Employee Stock Option Plan (the "1996 Plan"), expiring in 2006, under which employees may be granted incentive or non-statutory stock options for the purchase of common stock of the Company. In addition, restricted stock purchases, performance awards, stock payment or appreciation rights or deferred stock may be granted under the plan. A total of 3,000,000 shares were initially reserved for the plan.

    In June 2000, the Board of Directors approved an amendment to the Key Employee Plan to increase the number of authorized shares under the Employee Plan available for issuance to key employees of the Company by 2,250,000 shares.

    The exercise price of options granted is set by the Company's Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 5% quarterly thereafter. Unvested options are canceled upon termination of employment.

    Under employment agreements with certain former officers, 1,426,874 options were granted in 1996 vesting over a three-year period. During 1998, 1,041,562 of such options were canceled. During the years ended December 31, 2000 and 1999, $70,000 and $1,064,000, respectively, were recorded as stock-based compensation expense due to the cashless exercise feature of such options. No such expense was recorded in 2000 or in any periods prior to 1999, as the exercise price of such options exceeded the fair market value of the Company's common stock during those periods.

    1997 NON-EMPLOYEE DIRECTORS STOCK PLAN

    In May 1997, the Company adopted the Company's 1997 Non-Employee Directors Stock Plan ("Directors Plan"). The Directors Plan authorizes the granting of an annual award of 400 shares of the Company's common stock and, pursuant to an amendment adopted in 1999, a one-time non-qualified option to purchase 50,000 shares of the Company's common stock (a "Director Option") to each Independent Director. On June 13, 2000, the Board of Directors adopted and approved an amendment to increase the number of authorized shares under the Directors Plan available for issuance and subject to option and share grants to Independent Directors by 400,000 shares. The aggregate number of shares of the Company's Common Stock which may be issued upon exercise of Directors Options granted under the Directors Plan plus the number of shares which may be awarded pursuant to the Directors Plan will not exceed 696,800, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. Subject to the terms and conditions of the plan, the stock options are granted at no less than fair market value on the date of grant. The options generally expire in ten years, vest over a three-year period and are exercisable in installments of 25% after the first and second years, and the remaining 50% after the third year. In 1999 and 1998, 200,000 and 12,000 options were granted, respectively. No options were granted in 2000.

    The following is a summary of activity under all of the Company's Stock Option Plans:

                                                                                OPTIONS OUTSTANDING
                                                                          ----------------------------
                                                                                             WEIGHTED
                                                          OPTIONS                             AVERAGE
                                                         AVAILABLE          NUMBER           EXERCISE
                                                         FOR GRANT         OF SHARES           PRICE

Balances, January 1, 1997 (314,345 exercisable
at a weighted-average price of $7.30)                      771,197         2,181,565            $14.14

Granted (weighted-average fair value of $3.96)            (324,000)          324,000             11.54
Exercised                                                       --           (68,506)             5.22
Canceled                                                    63,250           (63,250)            12.63
                                                        ----------        ----------

Balances, January 1, 1998 (814,178 exercisable
at a weighted-average price of $12.95)                     510,447         2,373,809             14.09

Granted (weighted-average fair value of $4.62)            (644,196)          644,196             13.22
Exercised                                                       --           (41,218)             6.00
Canceled                                                 1,236,312        (1,236,312)            15.26
                                                        ----------        ----------
Balances, December 31, 1998 (697,313 exercisable
at a weighted-average price of $12.43)                   1,102,563         1,740,475             13.13
                                                        ==========        ==========

Granted (weighted-average fair value of $7.06)          (1,270,500)        1,270,500             14.00
Increase in options authorized                             200,000                --
Exercised                                                       --          (117,745)             5.00
Canceled                                                   408,151          (408,151)            12.79
                                                        ----------        ----------
Balances, December 31, 1999 (690,847 exercisable
at a weighted-average price of $12.77)                     440,214         2,485,079             13.70
                                                        ==========        ==========

Granted (weighted-average fair value of $7.02)          (2,385,500)        2,385,500              6.89
Increase in options authorized                           2,650,000                --
Exercised                                                       --           (71,398)             2.52
Canceled                                                 1,048,206        (1,048,206)             7.97
                                                        ----------        ----------
Balances, December 31, 2000 (1,124,938 exercisable
at a weighted-average price of $13.82)                   1,752,920         3,750,975             13.74
                                                        ==========        ==========

    The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          -----------------------------     -----------------------------
                                            WEIGHTED
                                             AVERAGE         WEIGHTED                          WEIGHTED
          RANGE OF           NUMBER         REMAINING        AVERAGE            NUMBER         AVERAGE
          EXERCISE        OUTSTANDING      CONTRACTUAL       EXERCISE        EXERCISABLE       EXERCISE
           PRICES         AT 12/31/00      LIFE (YEARS)       PRICE          AT 12/31/00        PRICE

          $4.72-9.34          473,879              8.2     $       7.96          123,679     $       8.60
        $10.94-12.75          367,600              7.3            11.94          142,800            11.60
        $13.00-14.87          789,396              7.3            13.42          213,059            13.17
        $15.19-15.91        1,495,500              8.6            15.32          243,300            15.81
        $16.00-16.38          584,300              8.4            16.00          388,100            16.00
        $17.56-18.09           40,300              7.1            17.81           14,000            17.71
                         ------------                                       ------------
                            3,750,975              7.8     $      13.74        1,124,938     $      13.82
                         ============                                       ============

    As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, as the exercise price of the options is not less than the fair market value of the underlying stock at the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value methods as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, 1998, and 1997; expected life of 5 years for 2000 grants, and 5.5 years; all prior years; stock volatility of 47.7% for 2000, 45.9% for 1999 and 25% for all prior years and monthly risk free rates between 4.99% and 6.71% for 2000, 6.41%; 1999 and 6% for all prior years; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $31,629,000 ($1.04 per basic and diluted share) in 2000, $31,167,000 ($1.02 per basic and diluted share) in 1999, $28,848,000 ($0.96 per basic and diluted share) in 1998 and $37,397,000 ($1.24 per basic and diluted share) in 1997. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    EMPLOYEE STOCK PURCHASE PLAN

    In August 1997, the Company adopted the Employee Stock Purchase Plan (the "ESP Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESP Plan, Company employees can purchase the Company's common stock at a 10% discount from the market value on the purchase date. As of December 31, 2000, 50,027 shares have been purchased by Company employees.

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

    SHARES RESERVED FOR FUTURE ISSUANCE

    Shares of common stock reserved for future issuance at December 31, 2000 are as follows:

                          Option Plans   3,750,975
                          ESP Plan         129,973
                          Warrants       7,494,979
                                        ----------

                          Total         11,375,927
                                        ==========

    SERIES A CONVERTIBLE PREFERRED STOCK

    On August 8, 2000, the Company sold to Jerome H. Kern ("Kern") 13,500 shares of the Company's Series A $.01 Par Value Convertible Participating Preferred Stock, which shares are initially convertible into 1,350,000 shares of the Company's common stock. The price of the preferred shares was $1,562.50 per share. The preferred shares participate in any dividends paid to the holders of the common stock but otherwise are not entitled to receive any dividends. The preferred shares have a liquidation preference of $.01 per share; thereafter, the preferred shares are entitled to participate with the common stock in distributions upon liquidation on an as-converted basis. The holders of the preferred shares vote with the holders of the common stock as a single class and are entitled to one vote per share. Kern made a cash payment of $13,500 and the Company loaned him $21,674,000 to finance the balance of the funds needed to acquire the preferred shares. This loan is secured by the preferred shares or their proceeds and Kern's personal obligations under such loan are limited. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The December 31, 2000 balance of $21,674,000 includes $594,000 of accrued interest. The amount due from Kern is reflected as a reduction of stockholders' equity. The promissory note matures on July 31, 2005, at which time all principal and interest becomes due. Kern's right to transfer the preferred shares is restricted.


8. INCOME TAXES

    In conjunction with the SpectraVision acquisition (see Note 1), the Company ceased being a member of Ascent's consolidated tax group. Accordingly, OCC began filing a separate return commencing on October 6, 1996.

    The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

               2000       1999        1998
Current:
  Federal     $   --     $   --      $   --
  State          238        162          --
  Foreign        185         38        (109)
              ------     ------      ------

                 423        200        (109)
Deferred:
  Federal         --         --          --
  State           --         --          --
  Foreign         --         --          --
              ------     ------      ------

                  --         --          --
              ------     ------      ------

Total         $  423     $  200      $ (109)
              ======     ======      ======

    The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to loss before income taxes for the years ended December 31 as follows (in thousands):

                                                     2000          1999          1998

Tax benefit computed at federal statutory rate     $(13,517)     $(10,218)     $ (9,126)
State tax benefit net of federal benefit             (1,470)         (689)       (1,080)
Goodwill                                              1,731         1,690         1,750
Other                                                (1,282)          130           440
Foreign                                                 185            38          (109)
Increase in valuation allowance                      14,776         9,249         8,016
                                                   --------      --------      --------

Provision for income taxes                         $    423      $    200      $   (109)
                                                   ========      ========      ========

    Loss before income taxes for the years ended December 31 consists of the following (in thousands):

                 2000           1999            1998

Domestic     $  (37,006)     $  (26,359)     $  (23,438)
Foreign          (1,614)         (2,835)         (2,637)
             ----------      ----------      ----------

Total        $  (38,620)     $  (29,194)     $  (26,075)
             ==========      ==========      ==========

    Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at December 31 consist of the following (in thousands):

                                                        2000          1999         1998
Deferred tax assets:
  Tax net operating loss and credit carryforwards     $ 68,203      $ 60,526      $ 40,021
  Accruals not recognized for tax purposes               4,640         5,655         5,413
  Other                                                   (643)        2,755         2,850
  Valuation allowance                                  (71,426)      (56,650)      (47,401)
                                                      --------      --------      --------
Total deferred tax assets                                  774        12,286           883

Deferred tax liabilities:
  Depreciation and amortization                           (774)      (12,267)         (817)
  Other                                                     --           (19)          (66)
                                                      --------      --------      --------

Total deferred tax liabilities                            (774)      (12,286)         (883)
                                                      --------      --------      --------

Net deferred tax liability                            $     --      $     --      $     --
                                                      ========      ========      ========

    The Company has federal net operating loss carryforwards of approximately $165,000,000, which expire beginning in 2010. However, because of the acquisition of SpectraVision by On Command Corporation, the pre-ownership change net operating loss carryforwards (approximately $43,000,000) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6,000,000. In addition, the Company has state net operating loss carryforwards of approximately $117,000,000 which expire beginning in 2000. Certain of the state net operating loss carryforwards (approximately $7,000,000) are subject to the annual limitation under Section 382. Alternative minimum tax credit carryforwards of approximately $1,595,000 and $251,000 at December 31, 2000 are available to offset future regular federal and state tax liabilities, respectively. Research and development tax credit carryforwards of approximately $32,000 and $894,000 are available to offset future federal and state tax liabilities, respectively.

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

    The Company has recorded a full valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the near term. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

9. RELATED PARTY TRANSACTIONS

    JEROME H. KERN

    On August 8, 2000, the Company sold to Kern 13,500 shares of the Company's Series A $.01 Par Value Convertible Participating Preferred Stock, which shares are initially convertible into 1,350,000 shares of the Company's common stock. The price of the preferred shares was $1,562.50 per share. The details of this transaction are discussed in Note 7.

    The Company has made arrangements for the use of an airplane owned by a limited liability company of which Jerome H. Kern is the sole member. When that airplane is used for purposes related to the conduct of the Company's business, the Company reimburses the limited liability company for such use at market rates. Total expenses paid for this service in 2000 were approximately $437,000.


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

    Marriott Corporation and its affiliates accounted for 24%, 25%, and 24% of room revenues for the years ended December 31, 2000, 1999, and 1998, respectively, while Holiday Inn Corporation accounted for 11%, 10%, and 11% of room revenues for the years ended December 31, 2000, 1999, and 1998, respectively. (See additional discussion regarding the Marriott contract at Note 16 below).

    The Company earned revenues of approximately $29,870,000, $47,895,000, and $22,955,000, which accounted for 12%, 20%, and 10% of total room revenues for the years ended December 31, 2000, 1999, and 1998, respectively, from Hilton and its affiliates. The Hilton Master Contract expired on April 27, 2000. The Master Contract provided the Company exclusive rights to install its in-room entertainment system in all corporate-owned Hilton properties and as a preferred vendor for all managed and franchised properties. Per the terms of the Master Contract, individual hotel installations have a term of seven years from installation date. Since the expiration date of the Master Contract, the Company has operated under a month-to-month extension. On October 10, 2000, Hilton Corporation announced that it would not be renewing its contract with the Company. The Company currently services approximately 26,000 Hilton-owned rooms and approximately 60,300 Hilton managed and franchised rooms. The rooms expire in accordance with the individual hotel contracts expired over the next eight years.

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

11.  GEOGRAPHIC OPERATING INFORMATION

    The following represents total revenues for the years ended December 31, 2000, 1999 and 1998 and long-lived assets (excluding goodwill) as of December 31, 2000, 1999 and 1998 by geographic territory (in thousands):

                                                 2000                     1999                      1998
                                        ---------------------    ----------------------    ---------------------
                                                      LONG-                    LONG-                    LONG-
                                          TOTAL       LIVED        TOTAL       LIVED         TOTAL      LIVED
                                        REVENUES*     ASSETS     REVENUES*     ASSETS      REVENUES*    ASSETS
                                        ---------    --------    ---------    ---------    ---------   ---------
                   United States        $ 237,975    $289,292    $ 227,904    $ 251,448    $ 215,054   $ 254,769
                   Canada                  13,441      21,130       13,034       21,021       12,690      17,984
                   All other foreign       13,964      17,430       12,010       14,931       11,076      10,506
                                        ---------    --------    ---------    ---------    ---------   ---------
                   Total                $ 265,380    $327,852    $ 252,948    $ 287,400    $ 238,820   $ 283,259
                                        =========    ========    =========    =========    =========   =========

    *Net revenues are attributed to countries based on invoicing location of customer.

12.  EMPLOYEE BENEFIT PLAN

    Qualified employees are eligible to participate in the Company's 401(k) tax-deferred savings plan. Participants may contribute up to 15% of their eligible earnings (to a maximum of approximately $10,500 per year) to this plan, for which the Company, at the discretion of the Board or Directors, may make matching contributions. Matching contributions made by the Company were approximately $1,068,000, $995,000, and $773,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

13.  RELOCATION COSTS

   At December 31, 2000 the Company was in the process of relocating its headquarter operations from San Jose, California to Denver, Colorado. Most sales, marketing, field support, accounting, finance, and executive management were transitioned to Denver by the end of 2000. The cost of moving those departments was $6.1 million which has been recognized during the year ended December 31, 2000. Relocation expenses include severance, retention bonuses, search fees, contractors, travel and redundant operating expenses. Retention bonuses have been accrued ratably over the retention period (employees not relocating to Denver were offered bonuses to stay through the estimated transition date of December 31, 2000, although, for a few key employees the transition date extends into early 2001). The remaining expenses are recognized as they are incurred.

14.  LEGAL MATTERS

     In September 1998, OCV filed suit against the MagiNet Corporation in the Superior Court State of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and MagiNet was terminated by MagiNet's material breach. MagiNet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. On January 4, 2001, the Company signed a settlement agreement with MagiNet Corporation. In exchange for contributing its Asia-Pacific subsidiary assets to MagiNet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock with a right to put that stock to the Company at $15 per share 15 days after March 1, 2003, the second anniversary of the date of the agreement, the Company will receive a 7.5% minority interest in MagiNet. OCC also agreed that MagiNet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to MagiNet at a per share price of $15.00. This obligation will terminate if the OCC common stock closes at or above $15.00 per share each of ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC common stock held by MagiNet is freely tradable by MagiNet during such time, either because a registration statement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. The Company estimated the fair value of its 7.5% minority interest in MagiNet at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in 2000.

    The Company is a defendant, and may be a potential defendant, in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that any such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition results of operations or liquidity of the Company.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                        DEC. 31        SEPT. 30        JUNE 30        MARCH 31

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year 2000
Revenues                             $   65,815      $   68,832      $   65,769      $   64,964
Direct costs of revenue                  31,883          30,716          30,061          30,751
Operating expenses                       41,908          41,908          39,149          35,380
Loss from operations                     (7,976)         (3,792)         (3,441)         (1,167)
Net loss                                (19,040)         (8,477)         (6,960)         (4,567)
Basic and diluted loss per share     $    (0.62)     $    (0.28)     $    (0.23)     $    (0.15)

Fiscal Year 1999
Revenues                             $   61,399      $   67,752      $   62,564      $   61,233
Direct costs of revenue                  28,123          29,152          28,483          27,460
Operating expenses                       39,276          40,941          40,089          38,330
Loss from operations                     (6,000)         (2,341)         (6,008)         (4,557)
Net loss                                 (9,090)         (4,982)         (8,460)         (6,862)
Basic and diluted loss per share     $    (0.30)     $    (0.16)     $    (0.28)     $    (0.23)


16.  SUBSEQUENT EVENTS

Sale of Series B Preferred Stock

     On March 5, 2001, OCC sold 15,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to Ascent in consideration of $15,000,000 in cash, pursuant to a Preferred Stock Purchase Agreement, dated March 5, 2001 (the "Ascent Purchase Agreement"), between OCC and Ascent.

     The liquidation preference (the "Liquidation Preference") of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

     The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid. Dividends added to the Liquidation Preference shall accrue dividends on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series B Preferred Stock as of a special record date fixed by OCC. Subject to certain specified exceptions, OCC is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which OCC is in arrears with respect to payment of dividends on Series B Preferred Stock.

     Upon any liquidation, dissolution or winding up of OCC, the holders of Series B Preferred Stock are entitled to receive from the assets of OCC available for distribution to stockholders an amount in cash per share equal to the Liquidation Preference of a share of Series B Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series B Preferred Stock and the holders of any parity securities. The holders of Series B Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of OCC after receiving the Liquidation Preference per share. Series B Preferred Stock is not convertible into any other security of OCC.

     Shares of Series B Preferred Stock are redeemable at the option of OCC at any time after March 5, 2001 at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by OCC are required to be made pro rata if less than all shares of Series B Preferred Stock are to be redeemed.

     Series B Preferred Stock will not rank junior to any other capital stock of OCC in respect of rights of redemption or rights to receive dividends or liquidating distributions. OCC may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding.

Marriott Agreement

     On March 21, 2001, OCC and Marriott International, Inc. entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

Hotel Digital Network

     On February 28, 2001, pursuant to a stock purchase agreement between OCC and Hotel Digital Network, Inc. ("DMN"), for aggregate payments by OCC of approximately $1.7 million and a commitment to fund up to an additional $2.7 million, DMN issued to OCC such number of shares of DMN's common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN.

STSN

     On March 30, 2001, the Company completed a strategic $20 million investment in convertible preferred stock of STSN, Inc., ("STSN") a high-speed broad band internet access provider for hotels. Other strategic investors in STSN include Marriott International, Inc., and Siemens Corporation, a German corporation which among many other things, manufactures electronic equipment and supplies. STSN is the provider of high-speed internet access to the hotel industry and has an exclusive contract to provide its service with Marriott International, Inc.

Amendment to Revolving Credit Facility

     On March 27, 2001, the Company signed an amendment to its revolving credit facility. This amendment to the revolving credit facility increases the borrowing ratio from 3.5 times EBITDA over the preceding four quarters to 4.25 times EBITDA over the preceding four quarters and decreases the borrowings allowed under the revolving credit facility from $350 million to $320 million. The Company is restricted to total borrowings of $275 million while certain public indebtedness of Ascent remains outstanding.

                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    We engaged KPMG LLP as independent accountants on June 13, 2000, replacing Deloitte & Touche LLP. There were no disagreements or reportable events (as defined by Regulation S-K) with Deloitte & Touche LLP during the fiscal years ended December 31, 1999 and 1998 and the interim period through June 13, 2000 except as follows:

    On March 10, 2000, Deloitte & Touche LLP advised the Company's Audit Committee that, in connection with their audit of the consolidated financial statements of the Company for the year ended December 31, 1999, they noted a matter involving the Company's internal control and its operation that they considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. The reportable condition noted by Deloitte & Touche LLP related to personnel staffing in the accounting function. Deloitte & Touche LLP deemed the matter noted above to be a material weakness.

                                    PART III

     The information required by Part III (Items 10, 11, 12, and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "2001 Proxy Statement") to be used in connection with the 2001 Annual Meeting of Stockholders in accordance with General Instruction G (3) of Form 10-K.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required by this item relating to OCC's directors, executive officers and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," respectively, in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be included under the caption "Executive Compensation and Related Information" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included under the caption "Ownership of Securities" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of On Command Corporation are included in Item 8:

         Independent Auditors' Report(s)

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

         Notes to the Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedule of On Command Corporation is included:

         Independent Auditors' Report on Schedule

         Schedule II -- Valuation Accounts

         Information required by the other schedules has been presented in the Notes to the Consolidated Financial Statement or such schedule is not applicable and, therefore, has been omitted.

(a)(3)   EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                 EXHIBIT
                 NUMBER                     DESCRIPTION

                  3.1 Amended and Restated Certificate of Incorporation, dated August 13, 1996, as amended by Certificate of Amendment, dated October 6, 2000, Certificate of Designations of Convertible Participating Preferred Stock, Series A, dated August 10, 2000, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B, dated March 5, 2001.

                  3.2 Bylaws of On Command Corporation, as amended on November 23, 1998, August 5, 1999 and March 13, 2001.

                  4.1 Registration Rights Agreement by and among On Command Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).

                  4.2 Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).

                 10.1 Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 33-98502) of Ascent Entertainment Group, Inc.).

                  10.2 Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels Corporation and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).

                  10.3* Amended and Restated Employment Agreement between On Command Corporation and Robert Kavner, dated as of December, 1998 (Incorporated by reference to Exhibit
                           10.3 to On Command Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.4* Amendment to Employment Agreement between On Command Corporation and Brian Steel, dated as of December 31, 1998 (Incorporated by reference to Exhibit 10.4 to On Command Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.5* Employment and Consulting Agreement, dated November 20, 1991, between Robert Snyder and On Command Video Corporation (Incorporated by reference to Exhibit
                           10.9 to On Command Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.6 Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to Exhibit 10.10 of On Command Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.7 Corporate Agreement, dated as of October 8, 1996, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1996 of Ascent Entertainment Group, Inc.).

                  10.8*    Amended and Restated 1996 Key Employee Stock Plan.

                  10.9* 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of On Command Corporation (File No. 333-33149), filed on August 8, 1997).

                  10.10* Amended and Restated 1997 Non-Employee Directors Stock Plan.

                  10.11 First Amended and Restated Credit Agreement dated as of November 24, 1997, between On Command Corporation and the Lenders Named Therein and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit
                           10.11 to On Comman Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.12 Change of Control Severance Plan for Executive Officers (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.13 Stock Purchase and Loan Agreement, dated as of August 4, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 1 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).

                  10.14 Secured Note, due August 1, 2005, made by Jerome H. Kern to the order of On Command Corporation (Incorporated by reference to Exhibit 3 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).

                  10.15 Pledge and Security Agreement, dated as of August 10, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 4 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).

                  21.1     Subsidiaries of On Command Corporation.

                  23.1     Independent Auditors' Consent.

                  23.2     Independent Auditors' Consent.

                  *        Indicates compensatory plan or arrangement.


         (B)      REPORTS

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DENVER, STATE OF COLORADO ON MARCH 30, 2001.

                                            On Command Corporation

                                            By: /s/ JEROME H. KERN
                                               -------------------
                                            Jerome H. Kern
                                            Chairman & Chief
                                            Executive Officer

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

                       SIGNATURE                       TITLE                                  DATE
                       ---------                       -----                                  ----

                       /s/ JEROME H. KERN              Chairman and Chief                     March 30, 2001
                       ----------------------------    Executive Officer
                       Jerome H. Kern                  (Principal Executive Officer)

                       /s/ KATHRYN L. HALE             Senior Vice President, Finance         March 30, 2001
                       ----------------------------    (Principal Accounting and
                       Kathryn L. Hale                 Financial Officer)

                       /s/ RICHARD D. GOLDSTEIN        Director                               March 30, 2001
                       ----------------------------
                       Richard D. Goldstein

                                                       Director                               March 30, 2001
                       ----------------------------
                       Paul A. Gould

                       /s/ GARY S. HOWARD              Director                               March 30, 2001
                       ----------------------------
                       Gary S. Howard

                       /s/ PETER M. KERN               Director                               March 30, 2001
                       ----------------------------
                       Peter M. Kern

                                                       Director                               March 30, 2001
                       ----------------------------
                       Carl E. Vogel

                       /s/ J. DAVID WARGO              Director                               March 30, 2001
                       ----------------------------
                       J. David Wargo

                                                       Director                               March 30, 2001
                       ----------------------------
                       Gary L. Wilson

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders
On Command Corporation:

Under date of February 16, 2001, except as to note 16, which is as of March 30, 2001, we reported on the consolidated balance sheet of On Command Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

Denver, Colorado
February 16, 2001

ON COMMAND CORPORATION
SCHEDULE II

VALUATION ACCOUNTS

COL A                                                 COL B                COL C               COL D                COL E
                                                    BALANCE AT          CHARGED TO                                 BALANCE
                                                    BEGINNING              COSTS                                    AT END
DESCRIPTION                                         OF PERIOD           OR EXPENSES          DEDUCTIONS            OF PERIOD
                                                   -----------          -----------          -----------          -----------

From January 1, 2000 to December 31, 2000
   Deferred tax asset valuation allowance          $56,650,000           14,776,000                   --          $71,426,000
   Bad debt allowance                                2,287,000              451,000            1,372,000            1,366,000

From January 1, 1999 to December 31, 1999
   Deferred tax asset valuation allowance          $47,401,000            9,249,000                   --          $56,650,000
   Bad debt allowance                                1,484,000            1,137,000              334,000            2,287,000

From January 1, 1998 to December 31, 1998
   Deferred tax asset valuation allowance          $39,385,000            8,016,000                   --          $47,401,000
   Bad debt allowance                                1,630,000              982,000            1,128,000            1,484,000

                                  EXHIBIT INDEX

                 EXHIBIT
                 NUMBER                     DESCRIPTION
                 -------                    -----------
                   3.1     Amended and Restated Certificate of Incorporation,
                           dated August 13, 1996, as amended by Certificate of
                           Amendment, dated October 6, 2000, Certificate of
                           Designations of Convertible Participating Preferred
                           Stock, Series A, dated August 10, 2000, Certificate
                           of Designations of Cumulative Redeemable Preferred
                           Stock, Series B, dated March 5, 2001.

                   3.2     Bylaws of On Command Corporation, as amended on
                           November 23, 1998, August 5, 1999 and March 13, 2001.

                   4.1     Registration Rights Agreement by and among On Command
                           Corporation and the other parties named therein
                           (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (File No.
                           333-10407) of On Command Corporation).

                   4.2 Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 (File No.
                           333-10407) of On Command Corporation).

                  10.1     Master Services Agreement, dated as of August 3,
                           1993, by and between Marriott International, Inc.,
                           Marriott Hotel Services, Inc. and On Command Video
                           Corporation (confidential treatment granted)
                           (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No.
                           33-98502) of Ascent Entertainment Group, Inc.).

                  10.2 Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels
                           Corporation and On Command Video Corporation
                           (confidential treatment granted) (Incorporated by reference to Exhibit 10.4 of the Registration
                           Statement on Form S-4 (File No. 333-10407) of On
                           Command Corporation).

                  10.3*    Amended and Restated Employment Agreement between On
                           Command Corporation and Robert Kavner, dated as of December, 1998 (Incorporated by reference to Exhibit
                           10.3 to On Command Corporation's Annual Report on
                           Form 10-K for the year ended December 31, 1998).

                  10.4*    Amendment to Employment Agreement between On Command
                           Corporation and Brian Steel, dated as of December 31,
                           1998 (Incorporated by reference to Exhibit 10.4 to On
                           Command Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.5*    Employment and Consulting Agreement, dated November
                           20, 1991, between Robert Snyder and On Command Video
                           Corporation (Incorporated by reference to Exhibit
                           10.9 to On Command Corporation's Annual Report on
                           Form 10-K for the year ended December 31, 1998).

                  10.6     Standard Lease, dated June, 1996, between Berg & Berg
                           Developers, and On Command Video Corporation
                           (Incorporated by reference to Exhibit 10.10 of On
                           Command Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.7 Corporate Agreement, dated as of October 8, 1996, between On Command Corporation and Ascent
                           Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1996 of Ascent
                           Entertainment Group, Inc.).

                  10.8*    Amended and Restated 1996 Key Employee Stock Plan.

                  10.9* 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of the Registration
                           Statement on Form S-8 of On Command Corporation (File
                           No. 333-33149), filed on August 8, 1997).

                  10.10*   Amended and Restated 1997 Non-Employee Directors
                           Stock Plan.

                  10.11 First Amended and Restated Credit Agreement dated as of November 24, 1997, between On Command Corporation and the Lenders Named Therein and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit
                           10.11 to On Command Corporation's Annual Report on
                           Form 10-K for the year ended December 31, 1997).

                  10.12    Change of Control Severance Plan for Executive
                           Officers (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended
                           December 31, 1998).

                  10.13    Stock Purchase and Loan Agreement, dated as of August
                           4, 2000, by and between Jerome H. Kern and On Command
                           Corporation (Incorporated by reference to Exhibit 1 to the Report on Schedule 13D/A filed by Jerome H.
                           Kern on August 18, 2000 with respect to securities of On Command Corporation).

                  10.14    Secured Note, due August 1, 2005, made by Jerome H.
                           Kern to the order of On Command Corporation
                           (Incorporated by reference to Exhibit 3 to the Report on Schedule 13D/A filed by Jerome H. Kern on August
                           18, 2000 with respect to securities of On Command
                           Corporation).

                  10.15    Pledge and Security Agreement, dated as of August 10,
                           2000, by and between Jerome H. Kern and On Command
                           Corporation (Incorporated by reference to Exhibit 4 to the Report on Schedule 13D/A filed by Jerome H.
                           Kern on August 18, 2000 with respect to securities of On Command Corporation).

                  21.1     Subsidiaries of On Command Corporation.

                  23.1     Independent Auditors' Consent.

                  23.2     Independent Auditors' Consent.

                   *       Indicates compensatory plan or arrangement.
