Form 10-K/A
period 2000-12-31
ON COMMAND CORP
filed 2001-04-30
CIK 1020871

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from ____ to ____

                         Commission File Number 00-21315


                             ON COMMAND CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Delaware                          77-04535194
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            7900 E. Union Ave
            Denver, Colorado                              80237
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (720) 873-3200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                     Series A Common Stock Purchase Warrants
                     Series B Common Stock Purchase Warrants


        Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 28, 2001, was $191,033,000 based upon a price of $6.25 per share, which was the last sales price of such stock on March 28, 2001, as reported on the NASDAQ National Market Reporting System. As of March 28, 2001, there were 30,565,362 shares of the Registrant's Common Stock issued and outstanding.

                                EXPLANATORY NOTE

   Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, On Command Corporation (the "Company" or "On Command") hereby amends the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001 (the "Annual Report"). This Amendment No. 1 to the Annual Report adds the information required by Part III of Form 10-K in accordance with General Instruction G to Form 10-K and includes certain exhibits that were inadvertently omitted from the Annual Report.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the names, ages, at March 1, 2001, and titles of executive officers of the Company, and biographical information with respect to such officers.

    NAME                     AGE    POSITION
    ----                     ---    --------

    Jerome H. Kern            63    Chairman and Chief Executive Officer

    Gregory B. Armstrong      54    Senior Vice President, Operations,
                                    International and Special Projects

    Ganesh R. Basawapatna     58    Senior Vice President, Strategic Development

    Kathryn L. Hale           51    Senior Vice President, Finance and Chief
                                    Financial Officer

    Jerry M. Hodge            58    Senior Vice President, Sales

    Marianne G. Morgan        43    Senior Vice President, Human Resources

    Bertram Perkel            71    Senior Vice President and General Counsel

    David A. Simpson          43    Senior Vice President, Engineering


Jerome H. Kern has been Chairman and Chief Executive Officer of On Command since April 1, 2000. Prior to joining On Command, Mr. Kern served as Vice Chairman and a member of the board of directors for Tele-Communications, Inc. (TCI). Prior to joining TCI, Mr. Kern was Special Counsel at Baker & Botts, LLP, where he was the senior corporate lawyer in the New York office. For more than twenty years, he was the principal outside legal counsel to TCI and Liberty Media, and currently serves on Liberty Media's board of directors. Mr. Kern is a member of the board of trustees for the New York University Law Center Foundation, and serves as a director on the boards of Volunteers of America (Colorado Chapter), City Meals-on-Wheels in New York, the Colorado Symphony Foundation and the Institute for Children's Mental Disorders. Jerome H. Kern is the father of Peter
M. Kern, a director of the Company.

Gregory B. Armstrong has been Senior Vice President for International and Special Projects since September 1, 2000. Prior to joining On Command, Mr. Armstrong has held numerous senior management positions with leading international organizations, including Chief Executive for British Cable Services, Ltd., Managing Director of Latin American Operations for Telecommunications, Inc., Vice President and General Manager for Mid-West Communications, Inc. and Chief Operating Officer for Satellink Corporation. Most recently he was Managing Director for Liberty Media International's Latin American operations.

Ganesh R. Basawapatna has been Senior Vice President of Strategic Development since June 1, 2000. Prior to joining On Command, Mr. Basawapatna served as Vice President and Chief Technology Officer of TSAT, Inc., a Liberty Media Group company. Prior to joining TSAT, Mr. Basawapatna was a co-founder of Asvan Technology, LLC. Prior to Asvan Technology, Mr. Basawapatna was President and Chief Operating Officer for Encore International, Inc. ("EI") founded in March 1995.

Kathryn L. Hale has been Senior Vice President, Finance and Chief Financial Officer since March 2001 having been promoted from Vice President, Finance, a title Ms. Hale held since August 7, 2000. Prior to joining On Command, Ms. Hale served as Chief Financial Officer for InterComm Holdings, LLC, an international cable holding company. Ms. Hale has held several senior executive positions in the cable industry, including Vice President and Controller for Rifkin & Associates, Inc. and Tax Director for American Television and Communications Corporation.

Jerry M. Hodge has been Senior Vice President and Division Chief Executive Officer, Casinos and Resorts since December 6, 2000. Prior to joining On Command, Mr. Hodge served as President and Chief Executive Officer of Hospitality Network, Inc. (a Cox Communications company). He has held several senior executive positions in the communications industry, including Executive Vice President of F & M Communications and vice president of Sonitrol Corporation.

Marianne G. Morgan has been Senior Vice President of Human Resources since March 2001 having been promoted from Vice President of Human Resources, a title Ms. Morgan held since August 22, 2000. Prior to joining On Command, Ms. Morgan was Vice President of Human Resources for Westell Technologies, Inc.

Bertram Perkel has been Senior Vice President and General Counsel since November 1, 2000. Prior to joining On Command, Mr. Perkel spent the last nine years with the New York office of the law firm of Baker & Botts, LLP, where he was "of counsel," specializing in the areas of securities and antitrust litigation. While at Baker & Botts, Perkel worked with a number of clients, including TCI and Liberty Media. Before that, Perkel was with two other New York law firms, Shea & Gould and Hartman & Craven. Mr. Perkel also has served as special counsel to two New York City police commissioners and was on the Advisory Committee on Law Enforcement under former New York Governor Hugh Carey.

David A. Simpson has been Senior Vice President, Regional Operations and Engineering since October 2000, having been promoted from Vice President, Operations, a title Mr. Simpson held since July 1, 1998. Prior to joining On Command, Mr. Simpson founded a high-tech startup venture and participated at the Texas Technology Summit. He also was division manager, information systems and engineering services at Electrospace Systems, a defense electronics manufacturer based in Richardson, Texas.

DIRECTORS OF THE REGISTRANT

Jerome H. Kern, 63, Chairman of the Board, has been a Director of On Command since April 2000. Mr. Kern served as Vice Chairman of TCI from June 1998 to March 1999. Prior to joining TCI, Mr. Kern was Special Counsel with the law firm of Baker Botts, L.L.P. from July 1996 to June 1998, and a Senior Partner of Baker Botts L.L.P. from September 1992 to July 1996. Mr. Kern is a director of Liberty Media and TCI Pacific Communications, Inc. Jerome H. Kern is the father of Peter M. Kern, a director of the Company.

Richard D. Goldstein, 48, has been a Director of On Command Corporation since November 1998. Mr. Goldstein has served as a Managing Director or Senior Managing Director and as one of three principals of Alpine Capital Group Inc., a merger advisory and investment/merchant banking firm in New York and related entities (including Alpine Equity Partners L.P.) since 1990. From 1976 to 1990 Mr. Goldstein was with the law firm of Paul, Weiss, Rifkand, Wharton & Garrison, where he became a partner in 1984. Mr. Goldstein is also a Director of US Franchise Systems, Inc., a NASDAQ company that is a hotel franchiser.

Paul A. Gould, 55, has been a director of On Command Corporation since April 2000. Mr. Gould has served as a Managing Director and Executive Vice President of Allen & Company Incorporated, an investment banking services company, for over five years. Mr. Gould is a director of Liberty Media and Ascent.

Gary S. Howard, 50, has been a director of On Command Corporation since April 2000. Mr. Howard has served as Executive Vice President, Chief Operating Officer and a director of Liberty Media since July 1998. Mr. Howard has also served as Chief Executive Officer of TCI Satellite Entertainment, Inc. since December 1996. Mr. Howard served as Executive Vice President of Tele-Communications, Inc. ("TCI") from December 1997 to March 1999; as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard served as President of TV Guide, Inc. from June 1997 to September 1997; as President of TCI Satellite Entertainment, Inc. from February 1995 through August 1997; and as Senior Vice President of TCI Communications, Inc. ("TCIC") from October 1994 to December 1996. Mr. Howard is a director of Liberty Digital, Inc., Liberty Living Corporation and TCI Satellite Entertainment, Inc.

Peter M. Kern, 33, has been a Director of On Command Corporation since April 2000. Mr. Kern has served as President of Gemini Associates, Inc., a firm that provides strategic advisory services primarily to media companies, since April 1996. From December 1993 to January 1996, he served as Senior Vice President of Strategic Development and Corporate Finance of Home Shopping Network, Inc. and served as its Vice President of Strategic Development and Assistant to the Chief Executive Officer from March 1993 to December 1993. Mr. Kern also serves as a director of Liberty Digital, Inc. Peter M. Kern is the son of Jerome H. Kern, Chairman and Chief Executive Officer of the Company.

Carl E. Vogel, 42, has been a Director of On Command Corporation since April 2000. Mr. Vogel has served as a Senior Vice President of Liberty Media since December 1999. Mr. Vogel's President, Chief Executive Officer and a director of Liberty Survelliance & Technology, Inc. Mr. Vogel served as Executive Vice President/Chief Operating Officer of Field Operations for A T & T Broadband, LLC from June 1999 until joining Liberty Media. He served as Chairman and Chief Executive Officer of Primestar, Inc. from June 1998 to June 1999. From October 1997 to June 1998, Mr. Vogel was Chief Executive Officer of Star Choice Communications. From March 1994 to March 1997, he served initially as Executive Vice President and Chief Operating Officer, and later as President of EchoStar Communications Corporation.

J. David Wargo, 46, has been a Director of On Command Corporation since November 1998. Mr. Wargo is President of Wargo & Company, Inc. Mr. Wargo is also a Director of Gemstar-TV Guide, International, Inc. and Liberty Digital, Inc.

Gary L. Wilson, 61, has been a Director of On Command Corporation since September 1996. Mr. Wilson is chairman of the board and a principal investor in NWA, Inc., parent of Northwest Airlines and several other transportation-related subsidiaries. He served as co-chairman since 1991 and was named chairman in 1997. Mr. Wilson is a director of The Walt Disney Company. He joined The Walt Disney Company in 1985 and served as executive vice president and chief financial officer until 1990. He also serves on the board of trustees at Duke University, the board of visitors at the Fuqua School of Business at Duke, and also the board of overseers of The Wharton School at the University of Pennsylvania. Mr. Wilson is a member of the board of directors of CB Richard Ellis, Inc. and the National Collegiate Athletic Association Foundation.

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

     Based solely on its review of copies of such forms received and filed by it with respect to 2000, or written representations from certain reporting persons, the Company believes that all of its directors and executive officers and persons who own more than 10% of the Company's registered equity have complied with the reporting requirements of Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

   The following table shows the compensation received for each of the three fiscal years ended December 31, 2000 by the (i) Chairman and Chief Executive Officer, (ii) the Senior Vice President of Operations, (iii) the Chief Financial Officer, (iv) the Senior Vice President, Engineering, (v) the Senior Vice President, Programming and Marketing, and (vi) the former Senior Vice President, Engineering (the officers being hereafter referred to as the "Named Executive Officers").

                                             ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                             -------------------                          ----------------------
                                                                             OTHER         RESTRICTED   SECURITIES
                                                                             ANNUAL          STOCK      UNDERLYING    ALL OTHER
NAME AND                                      SALARY          BONUS       COMPENSATION      AWARD(S)   OPTIONS/SARS  COMPENSATION
POSITION                          YEAR          ($)            ($)           ($)(6)           ($)          (#)          ($)(7)
Jerome Kern (1)                   2000        390,000             --             --            --             --           667
Chairman and Chief                1999             --             --             --            --             --            --
Executive Officer                 1998             --             --             --            --             --            --

James A Cronin, III (2)           2000         49,259        200,000             --            --             --         2,311
 Chairman and Acting              1999        500,000        200,000             --            --             --        33,699
 Chief Executive Officer          1998        498,846        375,000             --            --             --        16,069

Ronald D. Lessack (3)             2000        325,000         88,000         56,940            --             --         6,471
  Senior Vice                     1999        294,617        250,000             --            --         50,000         5,832
  President,                      1998        290,000        203,000             --            --         48,200         6,320
  Operations

Paul J. Milley (3)                2000        265,438         90,312             --            --             --         6,471
  Chief Operating                 1999        194,375         57,500             --            --         50,000         5,528
  Officer and CFO                 1998        181,249         54,000             --            --         50,000         5,000

David Simpson (4)                 2000        212,855         19,812             --            --        100,000         6,231
  Senior Vice                     1999        155,308             --             --            --         35,000         5,478
  President, Engineering          1998         75,000         40,000         72,464            --         30,000            20

Jean DeVera                       2000        291,294         67,475             --            --             --         6,475
  Senior Vice President,          1999        178,000         38,000             --            --         50,000         5,790
  Sales                           1998        152,500             --         65,251            --         40,000         5,770

Richard C. Fenwick, Jr (5)        2000        300,000         76,125        254,869            --             --         6,471
  Senior Vice                     1999        204,375         50,500             --            --         50,000         5,324
  President,                      1998        178,958         45,000             --            --         35,300         6,320
  Engineering

(1) Mr. Kern was hired as Chairman and Chief Executive Officer of the Company on April 1, 2000. The compensation above is compensation for the period from April 1, 2000 to December 31, 2000.

(2) Mr. Cronin's compensation was paid by Ascent for fiscal years 2000, 1999 and 1998.

(3) Mr. Lessack's employment with the Company was terminated on December 31, 2000.

(4) Mr. Simpson was promoted to Senior Vice President, Engineering on October 16, 2000. He was hired by the Company on July 1, 1998.

(5) Mr. Fenwick was dismissed from the Company on September 8, 2000.

(6) Other Annual Compensation consists of a SAR exercise by Mr. Lessack, relocation bonus for Mr. Simpson, and proceeds from stock option and SAR exercises for Mr. Fenwick.

(7) For 2000, other compensation includes: (i) contributions by the Company on behalf of the executive to the Company's 401(k) plan, (ii) life insurance premiums for policies in excess of $50,000 face value and (iii) in the case of Mr. Cronin, the value of certain fringe benefits.

                                      401(k)      INSURANCE
           NAME                      MATCHING      PREMIUM      TOTAL
           Jerome Kern                $    -        $  667      $  667
           James A. Cronin             2,311            --       2,311
           Ronald Lessack              5,250         1,221       6,471
           Paul Milley                 5,250         1,221       6,471
           David Simpson               5,250           981       6,231
           Jean DeVera                 5,250         1,225       6,475
           Richard Fenwick             5,250         1,221       6,471


                        OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
-------------------------------------------------------------------
                             NUMBER OF          PERCENT OF TOTAL                                            GRANT DATE
                             SECURITIES         OPTIONS GRANTED TO      EXERCISE OR     EXPIRATION DATE     PRESENT VALUE
                             UNDERLYING         EMPLOYEES IN FISCAL     BASE PRICE                          ($)
    NAME                     OPTIONS            YEAR (2)                ($/SH)
                             GRANTED (#)(1)
    --------------------     --------------     -------------------     -----------     ---------------     -------------
    David Simpson                100,000                 4%              $ 15.1875              6/13/10       $ 760,000

(1) The options expire ten years from grant date and vest 20% annually over five years.

(2) The total number of options granted to OCC employees in 2000 was 2,611,500.

(3) On Command used the Black-Scholes option pricing model to determine grant date present values using the following assumptions for the year 2000: stock price volatility of 47.7%, a five year option term, a risk-free rate of return range from 4.99% to 6.71%, and no dividend yield. Forfeitures are reflected as they occur. The use of this model is in accordance with SEC rules; however the actual value of an option will be measured by the difference between the stock price and the exercise price on the date the option is exercised.


                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

        The following table sets forth information on (i) options exercised by the Named Executive Officers in 2000, and (ii) the number and value of their unexercised options at December 31, 2000.

         AGGREGATED OPTION EXERCISES IN 2000, AND YEAR-END OPTION VALUES

NAME                     OPTION DATE  TYPE   Granted    Price    Exercised   Vested  Cancelled  Unvested   Outstanding   Exercisable
----                     -----------         -------    -----    ---------   ------  ---------  --------   -----------   -----------
Ronald D. Lessack            2-14-94  ISO     56,800   11.4400           -   56,800          -         -        56,800        56,800
                            11-21-96  NQ      65,000   15.8750           -   52,000          -    13,000        65,000        52,000
                              2-4-98  NQ      48,200   13.0000           -   28,920          -    19,280        48,200        28,920
                             12-7-99  NQ      50,000   16.0000           -   25,000          -    25,000        50,000        25,000

Paul J. Milley              12-17-96  NQ      50,000   15.8130           -   40,000          -    10,000        50,000        40,000
                              2-4-98  NQ      50,000   13.0000           -   30,000          -    20,000        50,000        30,000
                             12-7-99  NQ      50,000   16.0000           -   25,000          -    25,000        50,000        25,000

David Simpson                 8-4-98  NQ      30,000   12.7500           -   12,000          -    18,000        30,000        12,000
                             12-7-99  NQ      35,000   16.0000           -   17,500          -    17,500        35,000        17,500
                             6-13-00  NQ     100,000   15.1875           -        -          -   100,000       100,000             -

Jean DeVera                 11-21-96  NQ      20,000   15.8750           -   16,000          -     4,000        20,000        16,000
                              2-4-98  NQ      20,000    13.000           -    8,000          -    12,000        20,000         8,000
                              2-4-98  NQ      20,000    13.000           -   12,000          -     8,000        20,000        12,000
                             12-7-99  NQ      50,000    16.000           -   25,000          -    25,000        50,000        25,000

Richard C. Fenwick, Jr.       9-3-92  ISO     49,700    5.9200      49,700   49,700          -         -             -             -
                            11-21-96  NQ      65,000   15.8750           -   52,000          -    13,000        65,000        52,000
                              2-4-98  NQ      35,300   13.0000           -   21,180          -    14,120        35,300        21,180
                             12-7-99  NQ      50,000   16.0000           -   25,000          -    25,000        50,000        25,000
                             6-13-00  NQ     150,000   15.1875           -        -          -   150,000       150,000             -


                                                         NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED             VALUE OF IN-THE MONEY
                                                         OPTIONS AT 12/31/00                OPTIONS AT 12/31/00
                                                         ----------------------------      ----------------------------
                          SHARES
                        UNDERLYING                                            UN-                               UN-
                         OPTIONS         VALUE           EXERCISABLE      EXERCISABLE      EXERCISABLE      EXERCISABLE
           NAME         EXERCISED       REALIZED             (#)              (#)              ($)              ($)
Jerome Kern              -               -                       -                -                 -                -

James A. Cronin          -               -                       -                -         $       -        $       -

Ronald D. Lessack        -               -                 153,080           66,920         $       -        $       -

Paul J. Milley           -               -                  85,000           65,000         $       -        $       -

David Simpson            -               -                  29,500          135,500         $       -        $       -

Jean DeVera              -               -                  61,000           49,000         $       -        $       -

Richard Fenwick, Jr      24,700          $198,239          150,300                -         $       -        $       -

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

        In September 1996, the Company and Mr. Steel entered into an employment agreement that was to expire on September 11, 2000. Pursuant to the agreement, Mr. Steel's initial base salary was $290,000 per year, subject to increases at the discretion of the Board of Directors of the Company. Under the agreement, Mr. Steel was eligible for annual bonuses based on performance measures determined by the Compensation Committee with a target bonus equal to 70% of Mr. Steel's base salary for achieving 100% of the target level for the performance measures. In addition, Mr. Steel was granted options to purchase 385,312 shares of On Command Common Stock, exercisable at the following per-share prices: (i) 80% of such options at a per-share price equal to $15.33 and (ii) 20% of such options at a per-share price equal to $16.40. The options vested 25% on September 11, 1997 and an additional 25% on September 11, 1998, and the remaining 50% were to vest on September 11, 1999. The agreement provided that the options would expire at the earlier of (i) three months after the date upon which Mr. Steel is terminated for "cause" (as defined in the employment agreement); (ii) one year after Mr. Steel's employment agreement is terminated as a result of death; or (iii) on September 11, 2006.

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

        On December 28, 1998, On Command and Mr. Steel entered into an amendment to Mr. Steel's employment agreement. Pursuant to the amendment, Mr. Steel assumed the title of President and Chief Operating Officer of the Company through September

11, 2000, while reporting directly to the Chief Executive Officer and Board of Directors of the Company, and if there was no Chief Executive Officer, then to the Chairman. In addition, under the terms of the amendment (i) Mr. Steel's base salary was increased to $375,000 per year and (ii) if the Company failed to review Mr. Steel's compensation prior to June 1, 1999 or revise such compensation prior to August 1, 1999, then Mr. Steel would be entitled to terminate his employment with the Company and receive (a) his then base salary for a year from such termination, and (b) a pro-rated annual bonus for the year in which employment was terminated, and (iii) if Mr. Steel terminated his employment pursuant to the foregoing clause (ii), then a pro-rated portion of the options previously granted to Mr. Steel under the Company's stock option plans that were scheduled to vest during the year of such termination, would vest as of the date of such termination and would expire on the first anniversary of such termination. Although the Company and Mr. Steel entered into negotiations regarding his position and compensation at the Company during the above time periods, Mr. Steel's compensation was not revised prior to August 1, 1999 and on August 6, 1999, Mr. Steel resigned from the Company pursuant to the terms of his amended employment agreement.

        On January 7, 2000, On Command and Allan Goodson entered into an employment agreement that expires on January 7, 2002. Pursuant to the agreement, Mr. Goodson's initial base salary under the agreement is $300,000 per year, subject to increases at the discretion of the Board of Directors of the Company. Under the agreement, Mr. Goodson is eligible for annual bonuses based on performance measures determined by the Company's Compensation Committee with a target bonus equal to 70% of Mr. Goodson's base salary for achieving 100% of the target level for the performance measures. In addition, Mr. Goodson has been granted options to purchase 100,000 shares of On Command Common Stock, exercisable at a per-share price equal to $15.90625. The options vest 50% on January 7, 2001 and 50% on January 7, 2002. The options will expire at the earliest of: (i) three months after the date upon which Mr. Goodson is terminated for "cause" (as defined in the employment agreement); (ii) one year after Mr. Goodson's employment agreement is terminated as a result of death; or
(iii) on January 7, 2010. Mr. Goodson's agreement does not contain "change-of-control" provisions.

        In addition, Mr. Goodson's agreement provides that if Mr. Goodson is terminated without "cause" (as defined in the agreement) or upon any substantial reduction (except in connection with the termination of his employment voluntarily by Mr. Goodson, or by the Company for "cause") by the Company of Mr. Goodson's responsibilities as Executive Vice President and Chief Operating Officer of the Company, or the Company is in material default of the agreement, then: (i) there shall be no forfeiture of any rights or interests related to fringe benefits granted under the agreement, including, without limitation, the SARs and any other stock-based incentives, except that half of his 100,000 options will vest, to the extent not previously vested, and the other half of which will be canceled, immediately upon such termination becoming effective and final; (ii) the executive shall receive current base salary, fringe benefits and the annual bonus outlined in the agreement for the longer of (a) the remainder of the employment period under the agreement or (b) one year following the date of such termination, with no obligation to seek other employment and no offset to the amounts paid by the Company if other employment is obtained; and (iii) all other benefits provided pursuant to the agreement shall be received by the executive. In May 2000, Mr. Goodson's employment was terminated.

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

        Under the Severance Plan eligible employees would be entitled to salary continuation of from six months to twelve months depending upon the employee's length of service, an annual bonus prorated to the effective date of termination, and during the relevant period of salary continuation, continued participation in the Company's benefit plans. In addition, stock options held by an eligible employee would become 100% vested immediately and remain exercisable for one year.

DIRECTORS COMPENSATION

        In May 1997 the Company adopted a compensation plan for Independent Directors (defined as directors who are not employees of the Company). Independent Directors are entitled to receive an annual retainer of $6,000 in cash, payable quarterly; $500 for each Board meeting attended; and $500 for each meeting of a Committee of the Board attended. Each Independent Director who is also a chairman of a Committee of the Board is entitled to receive an additional annual fee of $2,000, payable in equal quarterly amounts. In addition, pursuant to the 1997 Non-Employee Directors Stock Plan, as amended (the "Directors Plan"), each Independent Director is entitled to (a) an annual award of 400 shares of the Company's Common Stock, awarded immediately following the Company's annual meeting of stockholders and (b) a one-time grant of an option to purchase 50,000 shares of the Company's Common Stock (an "Option"). Any Independent Director who receives a grant of an Option will not be eligible to receive an additional grant of an Option until the fifth annual meeting after the original grant. The Options vest 25% on the first anniversary of grant, and 25% and 50%, respectively, on the second and third anniversaries, or 100% upon a change in control of the Company, as defined in the Directors Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF FIVE PERCENT HOLDERS

   As of February 28, 2001, 30,556,768 shares of the Company's Common Stock were issued and outstanding. To the knowledge of the Company, based upon Schedules 13G or 13D filed with the Securities and Exchange Commission (the "SEC" or "Commission"), the following persons were the only beneficial owners of more than five percent of the Company's Common Stock as of February 28, 2001.

                                                   AMOUNT AND NATURE OF
          NAME AND ADDRESS OF                      BENEFICIAL OWNERSHIP        PERCENT OF COMMON STOCK
          BENEFICIAL OWNER                            (IN THOUSANDS)          ISSUED AND OUTSTANDING (1)
          Liberty Media Corporation (2)                   18,274                        57.68%
          9197 South Peoria Street
          Englewood, CO 80112

          Jerome H. Kern (3)                               3,574                        11.20%
          7900 E. Union Ave.
          Denver, CO 80237

          Credit Suisse First Boston (4)                   2,970                         9.72%
          11 Madison Avenue
          New York, NY 10010

          Merrill Lynch & Co., Inc.(5)                     2,153                         7.05%
          800 Scudders Mill Road
          Plainsboro, NJ 08536

          Gary Wilson(6)                                   1,827                         5.64%
          300 Delfern Drive
          Los Angeles, CA 90077

----------

(1) Based on shares of Common Stock outstanding at February 28, 2001. Pursuant to the rules of the SEC, shares of Common Stock over which a person has the right to acquire sole or shared voting power within 60 days through the exercise of any stock option or other right are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Liberty Media Corporation, through its wholly-owned subsidiary Ascent Entertainment Group, Inc., holds 17,150,299 shares of Common Stock and 1,123,792 Series A Warrants to purchase shares of Common Stock.

(3) Mr. Kern holds 2,224,155 shares of Common Stock and 13,500 shares of Series A Preferred Stock, which are convertible at the option of the holder into an aggregate of 1,350,000 shares of Common Stock. Does not include (a) 18,274,091 shares of Common Stock beneficially owned by Liberty Media Corporation, of which Mr. Kern is a director, or (b) 21,000 shares of Common Stock owned by members of Mr. Kern's immediate family. Mr. Kern disclaims beneficial ownership of any shares of Common Stock referred to in clause (a) or (b) of the previous sentence.

(4) Based on information contained in Schedule 13G/A filed with the Commission and dated February 15, 2001. Credit Suisse First Boston shares voting and dispositive power over 2,969,952 shares of Common Stock with its consolidated subsidiaries to the extent that they constitute a part of the Credit Suisse First Boston business unit which is engaged in corporate and investment banking, trading, private equity investment and derivatives business on a world-wide basis.

(5) Based on information contained in Schedule 13G/A filed with the Commission and dated February 7, 2001. Merrill Lynch & Co., Inc., ("MLI") is the beneficial owner of 2,153,239 shares of OCC Common Stock (7.05%) (sole voting and dispositive power: 0 shares and shared voting and dispositive power: 2,153,239 shares) as parent holding company of Merrill Lynch Asset Management Group, which is comprised of registered investment advisors to various registered investment companies.

(6) Mr. Wilson holds 1,810,000 Series C Warrants to purchase shares of Common Stock having an exercise price of $15.33 per share and vested options to purchase 16,500 shares of Common Stock.

COMMON STOCK OWNERSHIP OF MANAGEMENT

   The following table sets forth information with respect to the ownership by each director and each of the Named Executive Officers and by all directors and executive officers as a group of shares of On Command Common Stock, AT&T Common Stock, Class A AT&T Liberty Media Group Common Stock, Class B AT&T Liberty Media Group Common Stock and AT&T Wireless Group Common Stock. AT&T Common Stock, Class A Liberty Media Group Common Stock, Class B Liberty Media Group Common Stock and AT&T Wireless Group Common Stock are all equity securities of AT&T Corp., which owns 100% of AT&T Broadband LLC, which in turn indirectly owns 100% of the outstanding common stock of Liberty Media.

   The following information is given as of February 28, 2001 and, in the case of percentage ownership information, is based on (1) 30,556,768 shares of On Command Common Stock; (2) 3,807,460,036 shares of AT&T Common Stock; (3) 2,376,765,123 shares of Class A AT&T Liberty Media Group Common Stock; (4) 212,045,288 shares of Class B AT&T Liberty Media Group Common Stock; and (5) 362,750,025 shares of AT&T Wireless Group Common Stock, in each case outstanding on that date. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2001, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. So far as is known to On Command, the persons indicated below have sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                                                          AMOUNT AND NATURE OF
                   NAME OF                                                BENEFICIAL OWNERSHIP        PERCENT OF
              BENEFICIAL OWNER               TITLE OF CLASS                  (IN THOUSANDS)              CLASS
              ----------------               --------------                  --------------              -----
          Richard D. Goldstein        On Command Common Stock                     50 (1)                   *
                                      AT&T Common Stock                             0                     --
                                      Class A Liberty Media Group                   0                     --
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

          Paul A. Gould               On Command Common Stock                       0                     --
                                      AT&T Common Stock                             0                     --
                                      Class A Liberty Media Group               1,498 (2)                  *
                                      Class B Liberty Media Group                  438                     *
                                      AT&T Wireless Group                           0                     --

          Jerry M. Hodge              On Command Common Stock                      150                     4
                                      AT&T Common Stock                             --                    --
                                      Class A Liberty Media Group                   --                    --
                                      Class B Liberty Media Group                   --                    --
                                      AT&T Wireless Group                           --                    --

          Gary S. Howard              On Command Common Stock                       0                     --
                                      AT&T Common Stock                             16                     *
                                      Class A Liberty Media Group               1,370 (3)                  *
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

          Jerome H. Kern              On Command Common Stock                   3,595 (4)               11.76%
                                      AT&T Common Stock                         1,415 (5)                  *
                                      Class A Liberty Media Group               6,237 (6)                  *
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

          Peter M. Kern               On Command Common Stock                       0                     --
                                      AT&T Common Stock                             64                     *
                                      Class A Liberty Media Group                   51                     *
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

                                                                          AMOUNT AND NATURE OF
                   NAME OF                                                BENEFICIAL OWNERSHIP        PERCENT OF
              BENEFICIAL OWNER               TITLE OF CLASS                  (IN THOUSANDS)              CLASS
              ----------------               --------------                  --------------              -----
                                                                                                          $
          David A. Simpson            On Command Common Stock                      30 (7)                 --
                                      AT&T Common Stock                             0                     --
                                      Class A Liberty Media Group                   0                     --
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

          Carl E. Vogel               On Command Common Stock                       0                     --
                                      AT&T Common Stock                             0                     --
                                      Class A Liberty Media Group                  219 (8)                 $
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

          J. David Wargo              On Command Common Stock                      50 (9)                  *
                                      AT&T Common Stock                             0                     --
                                      Class A Liberty Media Group                 556 (10)                 *
                                      Class B Liberty Media Group                   4                      *
                                      AT&T Wireless Group                           0                     --

          Gary L. Wilson              On Command Common Stock                   1,827 (11)              5.64%
                                      AT&T Common Stock                             0                     --
                                      Class A Liberty Media Group                   0                     --
                                      Class B Liberty Media Group                   0                     --
                                      AT&T Wireless Group                           0                     --

          All directors and executive
          officers as a group
          (15 persons)                On Command Common Stock                   5,702                  16.76%
                                      AT&T Common Stock                         1,495                      *
                                      Class A Liberty Media Group               9,712                      *
                                      Class B Liberty Media Group                 442                      *
                                      AT&T Wireless Group                           0                     --

(1)  Includes vested options to purchase 50,000 shares of On Command Common
     Stock.

(2) Includes beneficial ownership of 91,400 shares of Class A AT&T Liberty Media Group Common Stock that may be acquired within 60 days after February 28, 2001 pursuant to stock options granted in tandem with stock appreciation rights.

(3) Includes 582,177 restricted shares of Class A AT&T Liberty Media Group Common Stock, none of which is currently vested.

(4) Mr. Kern holds 2,224,155 shares of Common Stock and 13,500 shares of Series A Preferred Stock, which are convertible at the option of the holder into an aggregate of 1,350,000 shares of Common Stock. Includes 21,000 shares of Common Stock owned by members of Mr. Kern's immediate family, as to which Mr. Kern has disclaimed beneficial ownership.

(5) Includes beneficial ownership of 1,396,261 shares of AT&T Common Stock that may be acquired within 60 days after February 28, 2001 pursuant to stock options granted in tandem with stock appreciation rights. Includes 12,798 shares of AT&T Common Stock held by Mr. Kern's wife, Mary Rossick Kern, as to which shares Mr. Kern has disclaimed beneficial ownership.

(6) Includes beneficial ownership of 5,904,600 shares of Class A AT&T Liberty Media Group Common Stock that may be acquired within 60 days after February 28, 2001 pursuant to stock options granted in tandem with stock appreciation rights. Includes 80,400 shares of Class A AT&T Liberty Media Group Common Stock held by Mr. Kern's wife, Mary Rossick Kern, as to which shares Mr. Kern has disclaimed beneficial ownership.

(7)  Includes vested options to purchase 29,500 shares of On Command Common
     Stock.

(8) Includes 200,000 vested options granted in tandem with stock appreciation rights.

(9)  Includes vested options to purchase 50,000 shares of On Command Common
     Stock.

(10) Includes 514,598 shares of Class A AT&T Liberty Media Group Common Stock held in investment accounts managed by Mr. Wargo as to which he shares voting and investment power and as to which he disclaims beneficial ownership.

(11) Mr. Wilson holds 1,810,000 Series C Warrants to purchase shares of Common Stock having an exercise price of $15.33 per share and vested options to purchase 16,500 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 22, 2000, Ascent entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Prior to Ascent entering into the Merger Agreement, the Company's Board of Directors approved Liberty's indirect acquisition of shares of Common Stock through its acquisition of Ascent in such Merger. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer") offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 and under its terms and subject to its conditions, the Offer expired on March 27, 2000, Pursuant to the Offer, Merger Sub purchased 85% of the common stock of Ascent. Pursuant to Merger Agreement, on June 8, 2000, Merger Sub merged with and into Ascent (the "Merger") with Ascent as the surviving entity. As a result of the Merger, Liberty acquired beneficial ownership of the shares of Common Stock held by Ascent and succeeded to certain of Ascent's rights with respect to the Company as described below.

        Through its ownership of Ascent, Liberty indirectly owned approximately 56.13% of the Company's issued and outstanding Common Stock at December 31, 2000. For so long as Liberty continues to own more than 50% of the outstanding voting stock of the Company, it will be able, among other things, to approve any corporate action requiring majority stockholder approval, including the election of a majority of the Company's directors, effect amendments to the Company's Amended and Restated Certificate of Incorporation and Bylaws and approve any other matter submitted to a vote of the stockholders without the consent of the other stockholders of the Company. In addition, through its representation on the Board of Directors, Liberty is able to influence certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including the decision to incur additional indebtedness or issue additional shares of Common Stock or Preferred Stock), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company.

        The Company and Ascent were previously parties to a Management Services Agreement (the "Services Agreement") pursuant to which Ascent provided certain management services, including insurance, administration, coordination and advisory services regarding corporate financing, employee benefits administration, public relations and other corporate functions to the Company and made available certain of its employee benefit plans to the Company's employees. Pursuant to the Services Agreement, Ascent was entitled to the payment of (i) an annual fee of $1.2 million, (ii) the actual cost to Ascent of the benefits provided to the Company's employees and (iii) certain of Ascent's actual out-of-pocket expenses in connection with the Services Agreement (not including overhead and the cost of its personnel). Further, the Company agreed to indemnify Ascent from all damages from Ascent's performance of services under the Services Agreement unless such damages are caused by willful breach by Ascent or willful misconduct or gross negligence by Ascent's employees in fulfilling its obligations under the Services Agreement. Ascent agreed to indemnify the Company from damages arising from willful breach by Ascent or gross negligence or willful misconduct by Ascent's employees in the performance of the Services Agreement. The Services Agreement was for an initial term through December 31, 1999, renewable for additional one-year terms by Ascent upon notice to On Command which election Ascent could exercise as long as it and its subsidiaries owned at least 50% of the outstanding Common Stock. The Services Agreement was terminated in August 2000. No charges were incurred by the Company or billed by Ascent pursuant to the Services Agreement during its term.

        The Company and Ascent also were parties to a Corporate Agreement governing certain other relationships and arrangements between the Company and Ascent. Pursuant to the Corporate Agreement, for so long as Ascent beneficially owned, directly or indirectly, the largest percentage (and at least 40%) of the outstanding securities of the Company entitled to be cast for the election of directors, Ascent could propose, at each election of directors, a slate of directors, or in the case of vacancies, individual directors, for election so that at all times during the term of the Corporate Agreement, a majority of the Board of Directors of the Company would be comprised of persons designated by Ascent. In addition, pursuant to the Corporate Agreement, as amended, for so long as Ascent owned the largest percentage (and at least 40%) of the outstanding Common Stock (i) the Company agreed not to incur any indebtedness, other than that under its existing Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together would not exceed $200 million in the aggregate through June 30, 2000, or issue any equity securities or any securities convertible into equity securities without Ascent's prior consent, (ii) the Company agreed not to amend its Certificate of Incorporation or Bylaws without Ascent's prior consent, and (iii) the Company agreed to utilize reasonable cash management procedures and use its reasonable best efforts to minimize the Company's excess cash holdings. The Corporate Agreement was terminated in August 2000.

        The Company has made arrangements for the use of an airplane owned by a limited liability company of which Jerome H. Kern is the sole member. When that airplane is used for purposes related to the conduct of the Company's business, the Company reimburses the limited liability company for such use at market rates. On Command reimbursed that limited liability company an aggregate of approximately $437,000 during the year ended December 31, 2000.

        At a meeting of the Board held on April 6, 2000, Jerome H. Kern was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. Also at that meeting, the Board approved the principal terms of a purchase by Mr. Kern from the Company of 2,700,000 shares of Common Stock at a per share price of $15.625, which price was less than the closing price for a share of Common Stock on that date. Thereafter, Mr. Kern and representatives of the Company engaged in discussions relating to the structure of Mr. Kern's equity purchase. On August 4, 2000, following the approval of the Board of Directors, the Company and Mr. Kern entered into a Stock Purchase and Loan Agreement (the "Stock Purchase Agreement") relating to the purchase by Mr. Kern of 13,500 shares of Series A Preferred Stock. Pursuant to the Stock Purchase Agreement, on August 10, 2000, Mr. Kern purchased 13,500 shares of Series A Preferred Stock at a purchase price of $1,562.50 per share, or an aggregate of $21,093,750. Mr. Kern paid the purchase price for these shares of Series A Preferred Stock by payment of $13,500 in cash and the execution of a promissory note, dated August 10, 2000 (the "Secured Note"), payable to the order of the Company and bearing an initial principal amount of $21,080,250. The payment of principal of and interest on the Secured Note is secured by a pledge of the 13,500 shares of Series A Preferred Stock issued to Mr. Kern, and any proceeds thereof, pursuant to the terms of a Pledge and Security Agreement, dated August 10, 2000 (the "Pledge and Security Agreement"), between the Company and Mr. Kern.

        Pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations"), each share of Series A Preferred Stock may be converted at any time, at the option of the holder, into 100 shares of Common Stock (subject to certain customary adjustments) (the "Conversion Rate"). In addition, each share of Series A Preferred Stock will, subject to the receipt of any required governmental consents and approvals, automatically be converted into shares of Common Stock at the then effective Conversion Rate upon the satisfaction of all of Mr. Kern's obligations under the Secured Note. Shares of Series A Preferred Stock will participate in any dividends or distributions on the Common Stock on an as-converted basis, but otherwise are not entitled to receive any regular dividends. Shares of Series A Preferred Stock are entitled to a preference on liquidation equal to $.01 per share, and thereafter will participate with the shares of Common Stock in any liquidating distributions on an as-converted basis. Shares of Series A Preferred Stock vote together with the Common Stock on all matters presented to a vote of the stockholders of the Company, and holders of Series A Preferred Stock are entitled to one vote per share of Series A Preferred Stock held. Pursuant to the terms of the Stock Purchase Agreement, Mr. Kern has agreed that if the shares of Series A Preferred Stock held by him become entitled to vote as a separate class on any matter presented to the stockholders of the Company he will cause such shares of Series A Preferred Stock to be voted for or against such matter in the same proportion as the holders of shares of Common Stock vote upon such matter.

        The Secured Note has an initial principal amount of $21,080,250 and, unless accelerated earlier, will mature and become payable, together with accrued interest, on August 1, 2005. Interest on the Secured Note will accrue at a rate of 7% per annum, compounded quarterly. Upon the occurrence of certain events of default, the interest rate will increase to 9% per annum. The Secured
Note is nonrecourse against Mr. Kern personally except for an amount equal to 25% of the principal of and accrued interest on the Secured Note. In determining Mr. Kern's personal liability under the Secured Note, the Company must first proceed against the shares of Series A Preferred Stock (or proceeds thereof) held as collateral for the Secured Note, with such proceeds being applied first to the obligations for which Mr. Kern is personally liable. Except in connection with the repurchase by the Company of shares of Series A Preferred Stock, or shares of Common Stock issued upon conversion thereof, as described below, neither the principal of nor interest on the Secured Note may be prepaid. In the event of such a repurchase, the proceeds thereof will be applied to the repayment of principal of and interest on the Secured Note.

        The Stock Purchase Agreement provides that Mr. Kern and the Company will enter into a mutually acceptable registration rights agreement having customary terms and conditions and providing Mr. Kern with two demand registration rights (each of which may be a "shelf" registration) in respect of shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock, but will not provide any rights to participate in registrations initiated by the Company or others. If Mr. Kern's employment with the Company is terminated before April 6, 2005 by the Company for cause (as defined in the Stock Purchase Agreement) or by Mr. Kern without good reason (as defined in the Stock Purchase Agreement), the Company will have the right to repurchase all or a specified portion (depending upon the date on which Mr. Kern's employment is terminated) of the shares of Series A Preferred Stock, or shares of Common Stock issued upon conversion thereof, for a purchase price that is equivalent to the amount of Mr. Kern's indebtedness related thereto under the Secured Note. The Company will be entitled to offset the purchase price of any such shares of Series A Preferred Stock or Common Stock against the principal of and interest on the Secured Note.

        The Stock Purchase Agreement and the Pledge and Security Agreement provide that Mr. Kern may not directly or indirectly sell, exchange or otherwise dispose of, or grant any option or other right with respect to, or create or suffer any lien or other encumbrance on, any of the collateral under the Pledge and Security Agreement (including the shares of Series A Preferred Stock issued to Mr. Kern or shares of Common Stock issued upon conversion thereof) except that (a) to the extent that the Company's repurchase right under the Stock Purchase Agreement has expired, Mr. Kern may direct the Company to effect a sale of the portion of the collateral with respect to which such repurchase right has expired, provided that the proceeds of any such sale are held in an escrow account pending the date all amounts under the Secured Note become due and owing and (b) Mr. Kern is entitled to assign his rights to the pledged collateral to an entity if (i) Mr. Kern holds at least 50% of the equity interests of such entity, (ii) Mr. Kern "controls" (as that term is defined in the Stock Purchase Agreement) such entity, (iii) the financial obligations of such entity under the Secured Note and the Pledge and Security Agreement have been personally guaranteed by Mr. Kern and (iv) such entity becomes a party to and bound by Mr. Kern's obligations under the Pledge and Security Agreement. In addition, the shares of Series A Preferred Stock issued to Mr. Kern are "restricted securities" within the meaning of Rule 144 under the Securities Act, and accordingly may not be sold, transferred or otherwise disposed of unless such sale, transfer or other disposition is effected pursuant to an effective registration statement under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

        On March 5, 2001, the Company 15,000 shares of the Company's Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to Ascent in consideration of $15,000,000 in cash, pursuant to a Preferred Stock Purchase Agreement, dated March 5, 2001 (the "Ascent Purchase Agreement"), between the Company and Ascent.

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

        The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of the Company. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid. Dividends added to the Liquidation Preference shall accrue dividends on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series B Preferred Stock as of a special record date fixed by the Company. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

        Upon any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to receive from the assets of the Company available for distribution to stockholders an amount in cash per share equal to the Liquidation Preference of a share of Series B Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series B Preferred Stock and the holders of any parity securities. The holders of Series B Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of the Company after receiving the Liquidation Preference per share. Series B Preferred Stock is not convertible into any other security of the Company.

        Shares of Series B Preferred Stock are redeemable at the option of the Company at any time after March 5, 2001 at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series B Preferred Stock are to be redeemed.

        At any time on or after April 15, 2001, or prior to that date if an event described as a "default" below has occurred and is continuing, any holder of Series B Preferred Stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the Liquidation Preference of that share on the redemption date. The Company will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to the Company's Credit Agreement. If the legally available funds are insufficient for that purpose, the Company will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

        If and so long as the Company fails to redeem all shares of Series B Preferred Stock required to be redeemed on a particular redemption date, the Company may not redeem or discharge any sinking fund obligation with respect to any shares of Series B Preferred Stock or any parity securities or junior securities or pay any dividends on any junior securities, and neither the Company nor any of its subsidiaries may purchase or otherwise acquire any shares of Series B Preferred Stock, parity securities or junior securities unless all shares of Series B Preferred Stock required to be redeemed are redeemed. The foregoing prohibitions do not apply to certain purchase or exchange offers made to all holders of Series B Preferred Stock.

        Series B Preferred Stock will not rank junior to any other capital stock of the Company in respect of rights of redemption or rights to receive dividends or liquidating distributions. The Company may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding.

        Holders of Series B Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of the Company, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding, the Company may not take any action, including by merger, to amend any of the provisions of the certificate of designations of the Series B Preferred Stock (the "Certificate of Designations") or amend any of the provisions of the Amended and Restated Certificate of Incorporation of the Company so as to adversely affect any preference or right of the Series B Preferred Stock Any provision of the Certificate of Designations which, for the benefit of the holders of Series B Preferred Stock, prohibits, limits or restricts actions by, or imposes obligations on, the Company may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding. Holders of Series B Preferred Stock do not have any preemptive right to purchase any class of securities that may be issued by the Company.

        A default under the Certificate of Designations occurs if any of the following occur: (1) the entry of a decree or order for relief in respect of the Company under any Bankruptcy law or the appointment of a Receiver of the Company or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of the Company or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by the Company of a petition, answer or consent seeking relief under any Bankruptcy Law or the consent by the Company to the institution of proceedings under any Bankruptcy Law or to the filing of any such petition or to the appointment or taking of possession of a Receiver of the Company or any substantial part of its properties or the Company failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

        In the event of any action at law or suit in equity with respect to the Series B Preferred Stock, the Company may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        The following items are included as exhibits to this Amendment No. 1 to the Annual Report on Form 10-K:

EXHIBIT
NUMBER            DESCRIPTION

10.8*             Amended and Restated On Command Corporation 1996 Key Employee
                  Stock Plan.

10.16 Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York.

10.17 Amendment No. 1, dated as of March 27, 2001, to the Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York.

*  Indicates compensatory plan or arrangement

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on April 30, 2001.

                                             On Command Corporation

                                             By: /s/ Jerome H. Kern
                                                     Jerome H. Kern
                                                     Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                            TITLE                                           DATE
          ---------                            -----                                           ----
         /s/ Jerome H. Kern
          ________________________________      Chairman of the Board                          April 30, 200
          Jerome H. Kern                       (Principal Executive Officer)

          /s/Katgrtn L. Hale
          _________________________________    Senior Vice President, Finance                  April 30, 2001
          Kathryn L. Hale                      (Principal Accounting and Financial Officer)

         /s/ Richard D. Goldstein
         _________________________________    Director                                         April 30, 2001

          Richard D. Goldstein

          /s/ Paul A. Gould
          _________________________________    Director                                        April 30, 2001
          Paul A. Gould

          /s/ Gary S. Howard
          _________________________________    Director                                        April 30, 2001
          Gary S. Howard

          /s/ Peter M. Kern
          _________________________________    Director                                        April 30, 2001
          Peter M. Kern

          /s/ Carl E. Vogel
          _________________________________    Director                                        April 30, 2001
          Carl E. Vogel

          _________________________________    Director                                        April ___, 2001
          J. David Wargo

          _________________________________    Director                                        April ___, 2001
          Gary L. Wilson

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

10.8*             Amended and Restated On Command Corporation 1996 Key Employee
                  Stock Plan.

10.16 Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York.

10.17 Amendment No. 1, dated as of March 27, 2001, to the Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York.


*  Indicates compensatory plan or arrangement