Form 10-Q
period 2001-03-31
ON COMMAND CORP
filed 2001-05-21
CIK 1020871

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
               Commission File Number              00-21315


                             ON COMMAND CORPORATION
             (Exact name of registrant as specified in its charter)



                     DELAWARE                               77-04535194
     (State or other jurisdiction of incorporation       (I.R.S. Employer
                  or organization)                      Identification No.)


         7900 E. UNION AVE., DENVER, COLORADO                  80237
       (Address of principal executive offices)             (Zip Code)


                                 (720) 873-3200
              (Registrant's telephone number, including area code)


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

        The number of shares outstanding of the Registrant's Common Stock as of May 11, 2001 was 30,843,065 shares.

                             ON COMMAND CORPORATION

                                    FORM 10-Q
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2001 and
  December 31, 2000                                                                                    3

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended
  March 31, 2001 and 2000                                                                              4

Unaudited Condensed Consolidated Statement of Stockholders' Deficit for the Three
  Months Ended March 31, 2001                                                                          5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2001 and 2000                                                                              6

Notes to Unaudited Condensed Consolidated Financial Statements                                      7-11

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     12-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                   17

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings                                                                            17

Item 2 - Changes in Securities                                                                        18

Item 3 - Defaults Upon Senior Securities                                                              18

Item 4 - Submission of Matters to a Vote of Security Holders                                          18

Item 5 - Other Information                                                                            18

Item 6 - Exhibits and Reports on Form 8-K                                                             18

SIGNATURES                                                                                            19

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                             ON COMMAND CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          March 31,        December 31,
                                                                            2001              2000
                                                                          ---------        ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                               $   1,848         $   3,569
  Accounts receivable, (net of allowance for doubtful accounts of
    $1,382 on 3/31/01 and $1,366 on 12/31/00)                                35,763            35,514
  Note receivable                                                              --               1,445
  Other current assets                                                        1,782             1,993
                                                                          ---------         ---------
     Total current assets                                                    39,393            42,521

Video systems, net                                                          288,025           296,221
Property and equipment, net                                                  23,338            21,182
Goodwill, net                                                                68,477            68,921
Note receivable                                                                --               5,015
Cost investments                                                             26,398             1,563
Other assets, net                                                             4,811             3,871
                                                                          ---------         ---------
    Total assets                                                          $ 450,442         $ 439,294
                                                                          =========         =========

Current liabilities:
  Accounts payable                                                        $  33,712         $  41,627
  Accounts payable to stockholder                                               145               145
  Accrued compensation                                                        7,773             6,932
  Other accrued liabilities                                                   4,544            10,906
  Current portion of capital lease obligations                                  443               705
  Taxes payable                                                               5,087             5,457
                                                                          ---------         ---------
    Total current liabilities                                                51,704            65,772


Capital lease obligations                                                     1,126             1,332
Revolving credit facility                                                   273,133           247,133
                                                                          ---------         ---------
    Total liabilities                                                       325,963           314,237
                                                                          ---------         ---------

Commitments and contingencies (notes 3, 7, 10 and 11)
Stockholders' equity:
  Preferred stock                                                              --                --
  Common stock                                                                  308               306
  Additional paid-in capital - common                                       253,819           253,801
  Additional paid-in capital - preferred                                     37,064            21,688
  Common stock warrants                                                      31,450            31,450
  Redeemable common stock                                                     4,122              --
  Other comprehensive income - cumulative translation loss                   (3,615)           (3,060)
  Accumulated deficit                                                      (176,619)         (157,454)
  Note receivable from stockholder                                          (22,050)          (21,674)
                                                                          ---------         ---------
     Total stockholders' equity                                             124,479           125,057
                                                                          ---------         ---------
Total liabilities and stockholders' equity                                $ 450,442         $ 439,294
                                                                          =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                             ON COMMAND CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended
                                                                 March 31,
                                                     ---------------------------------
                                                         2001                 2000
                                                     ------------         ------------
Revenues:
  Room                                               $     60,861         $     62,386
  Video system sales / other                                1,353                2,578
                                                     ------------         ------------

    Total revenues                                         62,214               64,964
                                                     ------------         ------------
Direct costs:
  Room                                                     29,077               29,007
  Video system sales / other                                  960                1,744
                                                     ------------         ------------

    Total direct costs                                     30,037               30,751
                                                     ------------         ------------

Operating expenses:
  Operations                                                9,197                7,671
  Research and development                                  1,467                2,107
  Selling, general and administrative                       6,921                5,853
  Depreciation and amortization                            21,265               19,749
  Relocation expense                                        3,347                 --
                                                     ------------         ------------

    Total operating expenses                               42,197               35,380
                                                     ------------         ------------

Loss from operations                                      (10,020)              (1,167)

Interest/ other expense, net                                5,392                3,294
Loss on disposal of assets / legal settlement               3,723                 --
                                                     ------------         ------------

Loss before income taxes                                  (19,135)              (4,461)

Provision for income taxes                                     30                  106
                                                     ------------         ------------
Net loss                                                  (19,165)              (4,567)

Preferred stock dividend                                      129                 --
                                                     ------------         ------------
Net loss applicable to common stockholders           $    (19,294)        $     (4,567)
                                                     ============         ============

Basic and diluted loss per share                     $      (0.63)        $      (0.15)
                                                     ============         ============

Basic and diluted weighted average number
  of common shares outstanding                         30,609,848           30,371,406
                                                     ============         ============



See accompanying notes to unaudited condensed consolidated financial statements.

                             ON COMMAND CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                Additional       Additional
                                           Preferred Stock             Common Stock              paid-in          paid-in
                                         -------------------      ------------------------       capital          capital
                                          Shares      Amount       Shares          Amount         Common         Preferred
                                         --------     ------      --------        --------      ----------       ----------
BALANCE AT JANUARY 1, 2001                     14        -          30,554             306         253,801          21,688

Other comprehensive loss -
    Translation adjustment                   --          -            --              --              --              --

    Net loss                                 --          -            --              --              --              --
                                         --------      ---        --------        --------        --------        --------
TOTAL COMPREHENSIVE LOSS                     --          -            --              --              --              --

Exercise of stock options                    --          -               2            --                18            --

Issuance of common stock
  under ESP plan                             --          -               9            --              --              --

Interest on shareholder note                 --          -            --              --              --               376

Issuance of preferred stock                    15        -            --              --              --            15,000

Issuance of common stock in
 legal settlement with Maginet               --          -             275               2            --              --
                                         --------      ---        --------        --------        --------        --------
BALANCE AT MARCH 31, 2001                      29        -          30,840             308         253,819          37,064
                                         ========      ===        ========        ========        ========        ========
                                                                    Accumulated
                                       Common        Redeemable        Other                             Notes            Total
                                   Stock Warrants     Common       Comprehensive     Accumulated      Receivable       Stockholders'
                                       Amount          Stock           Income          Deficit        Stockholder         Equity
                                   --------------    ----------    -------------     -----------      -----------      -------------
BALANCE AT JANUARY 1, 2001              31,450            --            (3,060)        (157,454)         (21,674)         125,057

Other comprehensive loss -
    Translation adjustment                --              --              (555)            --               --               (555)

    Net loss                              --              --              --            (19,165)            --            (19,165)
                                      --------        --------        --------         --------         --------         --------
TOTAL COMPREHENSIVE LOSS                  --              --              (555)         (19,165)            --            (19,720)

Exercise of stock options                 --              --              --               --               --                 18

Issuance of common stock
  under ESP plan                          --              --              --               --               --               --

Interest on shareholder note              --              --              --               --               (376)            --

Issuance of preferred stock               --              --              --               --               --             15,000

Issuance of common stock in
 in legal settlement with Maginet         --             4,122            --               --               --              4,124
                                      --------        --------        --------         --------         --------         --------
BALANCE AT MARCH 31, 2001               31,450           4,122          (3,615)        (176,619)         (22,050)         124,479
                                      ========        ========        ========         ========         ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                             ON COMMAND CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Three Months Ended
                                                                                     March 31
                                                                             -------------------------
                                                                               2001             2000
                                                                             --------         --------
Cash flows from operating activities:
  Net loss                                                                   $(19,165)        $ (4,567)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                            21,265           19,749
      Loss (gain) on disposal of fixed assets                                      23             --
      Loss (gain) on litigation settlement                                      3,700             --
      Changes in assets and liabilities:
          Accounts receivable, net                                               (256)          (7,642)
          Other assets                                                         (1,471)              82
          Accounts payable                                                     (7,797)           1,527
          Accounts payable to stockholder                                        --                 13
          Accrued compensation                                                    799             (624)
          Taxes payable                                                          (389)            (622)
          Other accrued liabilities                                            (6,347)             533
                                                                             --------         --------
Net cash provided by (used in) operating activities                            (9,638)           8,449

Cash flows from investing activities:
      Capital expenditures                                                    (14,516)         (19,631)
      Cost investments and notes receivables                                  (18,375)            --
                                                                             --------         --------
Net cash used in investing activities                                         (32,891)         (19,631)
                                                                             --------         --------

Cash flows from financing activities:
      Proceeds from borrowings under credit line                               26,000            8,000
      Payments on capital lease obligations                                      (472)            (891)
      Proceeds from issuance of common and preferred stock                     15,020            1,298
                                                                             --------         --------
Net cash provided by financing activities                                      40,548            8,407
                                                                             --------         --------

Effect of exchange rate changes on cash                                           260             (165)
                                                                             --------         --------

Net decrease in cash and cash equivalents                                      (1,721)          (2,940)

Cash and cash equivalents, beginning of period                                  3,569            8,972
                                                                             --------         --------

Cash and cash equivalents, end of period                                     $  1,848         $  6,032
                                                                             ========         ========
Supplemental information:
      Cash paid for interest                                                 $  5,359         $  1,934
                                                                             ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                             ON COMMAND CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

       The company designs, develops, manufactures and installs proprietary video systems. The Company's primary installed video system is OCV's patented video selection and distribution system that allows hotel guests to select motion pictures on computer-controlled television sets located in their hotel rooms at any time. The company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include games, internet offerings and various hotel and guest services. At March 31, 2001, the Company had operating subsidiaries or branches in the United States, Canada, Mexico, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

       The accompanying interim condensed consolidated financial statements of the company are unaudited. In the opinion of management, all adjustments have been made that are necessary to present fairly the financial position of the company as of March 31, 2001 and 2000, as well as the results of its operations for the three months then ended. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

2.   LOSS PER SHARE

       Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common stockholders after preferred stock dividends by the weighted-average number of common equivalent shares outstanding for the period. Common stock equivalent shares include common stock options, preferred stock and warrants, except that at March 31, 2001 and 2000, approximately 13.0 million and 9.7 million dilutive securities (primarily common stock options, warrants, and convertible preferred stock), respectively, have been excluded from the dilutive calculation because of their antidilutive effect on net loss per share.

       The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                 THREE MONTHS ENDED
                                                                   --------------------------------------------
                                                                       MARCH 31,                    MARCH 31,
                                                                         2001                         2000
                                                                   -----------------              -------------
                                                                     (in 000's except loss per share amounts)
     Net Loss Per Share:
     Net loss applicable to common stockholders                    $         (19,294)             $      (4,567)
     Weighted average common shares outstanding                               30,610                     30,371
     Net loss per common share, basic and diluted                  $           (0.63)             $       (0.15)


3.   DEBT

       On March 27, 2001, the Company signed an amendment to its revolving credit facility. This amendment to the revolving credit facility increases the borrowing ratio from 3.5 times EBITDA over the preceding four quarters to 4.25 times EBITDA over the preceding four quarters and decreases the borrowings allowed under the revolving credit facility from $350 million to $320 million. The Company is restricted to total borrowings of $275 million while certain public indebtedness of Ascent remains outstanding (see "Liquidity and Capital Resources").

4.   LITIGATION

       In September 1998, OCV filed suit against Maginet Corporation in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and Maginet was terminated by Maginet's material breach. Maginet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet. On January 4, 2001, the Company signed a settlement agreement with Maginet Corporation. In exchange for contributing 100% of its Asia-Pacific subsidiary equity interests to Maginet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock, the Company received a 7.5% minority interest in Maginet. OCC also agreed that Maginet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to Maginet at a price per share of $15.00. This obligation will terminate if the OCC common stock closes at or above $15.00 per share on any ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC common stock held by Maginet are freely tradable by Maginet during such time, either because a registration settlement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. The Company estimated the fair value of its 7.5% minority interest in Maginet at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000, and an additional charge of $3.7 million recorded in the first quarter of 2001. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement had no material impact on the Company's financial position, results of operations or cash flows, as the Company did not have any derivative instruments during the period.

       In September, 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125" which carries forward most of SFAS 125's provisions without change and primarily revises only the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS 140 revises and clarifies the criteria for determining whether a transferor has surrendered control over transferred assets. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

6.   COST INVESTMENTS

       On March 30, 2001, the Company completed a strategic $20 million investment in convertible preferred stock of STSN, Inc., ("STSN") a high-speed broad band internet access provider for hotels. In connection with this investment, the Company advanced $15 million in cash and converted a $5 million Convertible Promissory Note in consideration for 9.4% of the equity interests of STSN. The Company previously recorded the $5 million Convertible Promissory Note in Notes Receivables in the December 31, 2000 consolidated financial statements. The Company uses the cost method to account for this investment. Other strategic investors in STSN include Marriott International, Inc., a hotel company and major customer of OCC ("Marriott"), and Siemens Corporation, a German corporation which among many other things, manufactures electronic equipment and supplies. STSN has an exclusive contract to provide its service with Marriott International, Inc.

7.   ACQUISITIONS

       At December 31, 2000, the Company had a $1.4 million Convertible Promissory Note (the "Promissory Note") with Hotel Digital Network, Inc. ("DMN"). On February 28, 2001, pursuant to a stock purchase agreement between OCC and DMN, for aggregate payments by OCC of approximately $1.7 million (including the conversion of the Promissory Note) and a commitment to fund up to an additional $2.7 million, DMN issued to OCC common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN. This transaction has been accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over five years. The operating results of DMN are included in the Company's consolidated financial statements of operations from the date of acquisition.

8.   SERIES B PREFERRED STOCK ISSUANCE

       On March 5, 2001, OCC sold 15,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to Ascent in consideration of $15,000,000 in cash, pursuant to a Preferred Stock Agreement, dated March 5, 2001 (the "Ascent Purchase Agreement"), between OCC and Ascent.

       The liquidation preference (the "Liquidation Preference") of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and
     (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

       The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid. Dividends added to the Liquidation Preference accrue dividends on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series B Preferred Stock as of a special record date fixed by OCC. Subject to certain specified exceptions, OCC is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which OCC is in arrears with respect to payment of dividends on Series B Preferred Stock.

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

9.   SIGNIFICANT CUSTOMER

       On March 21, 2001, OCC and Marriott entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

10.  RELOCATION COSTS

       The Company is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by July, 2001. During the three months ended March 31, 2001, $3.3 million of relocation expenses have been recognized and recorded. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses.

11.  SUBSEQUENT EVENTS

     SALE OF SERIES C PREFERRED STOCK

       On April 23, 2001, OCC sold 10,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series C, par value $.01 per share (the "Series C Preferred Stock"), to Ascent in consideration of $10,000,000 in cash, pursuant to a Preferred Stock Agreement, dated April 23, 2001 (the "Series C Purchase Agreement"), between OCC and Ascent.

       The liquidation preference (the "Series C Liquidation Preference") of each share of Series C Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Series C Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series C Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

       The holders of the Series C Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock, and ratably on dividends to parity securities, including the Series B Preferred Stock. Dividends accrue on the Series C Preferred Stock on a daily basis at the rate of 12% per annum of the Series C Liquidation Preference from and including April 23, 2001 to but excluding the date on which the Series C Liquidation Preference is made available pursuant to a redemption of the Series C Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing May 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Series C Liquidation Preference until such dividends are paid. Dividends added to the Series C Liquidation Preference shall accrue interest on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of Series C Preferred Stock as of a special record date fixed by OCC. Subject to certain specified exceptions, OCC is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which OCC is in arrears with respect to payment of dividends on Series C Preferred Stock.

       Upon any liquidation, dissolution or winding up of OCC, the holders of Series C Preferred Stock are entitled to receive from the assets of OCC available for distribution to stockholders an amount in cash per share equal to the Series C Liquidation Preference of a share of Series C Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series C Preferred Stock and the holders of any parity securities. The holders of Series C Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of OCC after receiving the Series C Liquidation Preference per share. Series C Preferred Stock is not convertible into any other security of OCC.

       Shares of Series C Preferred Stock are redeemable at the option of OCC at any time after April 23, 2001 at a redemption price per share payable in cash equal to the Series C Liquidation Preference of such share on the redemption date. Any redemptions by OCC are required to be made pro rata if less than all shares of Series C Preferred Stock are to be redeemed.

       Series C Preferred Stock will not rank junior to any other capital stock of OCC in respect of rights of redemption or rights to receive dividends or liquidating distributions. Series C Preferred Stock and Series B Preferred Stock (see Note 7) are to be considered parity securities. OCC may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series C Preferred Stock then outstanding.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect OCC's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                    OVERVIEW

         On Command Corporation is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. With the exception of the current quarter, in which the Company decreased 35,000 rooms as a result of the Maginet settlement, OCC has experienced growth in the past eight years. OCC has increased its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 946,000 rooms at March 31, 2001, of which approximately 857,000 rooms are served by on-demand systems. OCC is a holding company whose principal assets are On Command Video Corporation, SpectraVision, Inc., and On Command Development Corporation, each of which operates as a separate, wholly owned subsidiary of OCC.

         OCC provides in-room video entertainment and information services on three technology platforms: the OCX video system, the OCV video system, and the SpectraVision video system. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, television-based internet with a wireless keyboard, and other guest services. At March 31, 2001, OCC had installed the OCX video system in approximately 161,000 hotel rooms, 123,000 with internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their rooms. At March 31, 2001, OCC had installed OCV video systems in approximately 696,000 hotel rooms. The SpectraVision video system, which provides in-room movie entertainment on a rolling schedule basis, and in some upgraded variations on an on-demand basis, was, as of March 31, 2001, installed in approximately 89,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX video systems. As previously disclosed, in Octber 2000, Hilton Corporation announced that it would not be renewing its Master Agreement with the Company and would be signing an agreement with LodgeNet Entertainment Corporation. The Company currently services approximately 60,300 Hilton-owned rooms and approximately 60,300 Hilton managed and franchised rooms. The effects of Hilton's decision not to renew the Master Agreement will be spread out over eight years since the Hilton hotels under contract with the Company have contracts that are not coterminous with the Master Agreement.

         In addition to movies, OCC's platforms provide for in-room viewing of select cable channels (such as HBO, Starz Encore, ESPN, CNN and Disney Channel) and other interactive and information services, which include the capability for high-speed internet access through the OCX platform. OCC primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. OCC's services are offered predominately in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons and other select hotels.

         At March 31, 2001, approximately 89.4% of OCC's 946,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Europe, and Latin America. In addition to installing systems in hotels served by OCC, the company sells its systems to certain other providers of in-room entertainment, including Hospitality Networks, Inc., which is licensed to use OCC's systems to provide on-demand, in-room entertainment and information services to certain gaming-based hotel properties, and ALLIN Interactive, who is licensed to install OCC's systems on cruise ships.

         The company is a Delaware corporation that was formed in July 1996. On March 28, 2000, Liberty Media Corporation closed a cash tender offer for the common stock of Ascent Entertainment Group, Inc., the Company's controlling stockholder, and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent (the "Merger") pursuant to which Ascent became an indirect, wholly owned subsidiary of Liberty.

                             ANALYSIS OF OPERATIONS

         Following is selected financial information for the three months ended March 31, 2001 compared to the same period for 2000.


                         SELECTED FINANCIAL INFORMATION
                 (In thousands, except hotel and room amounts)

                                                   --------------------------------------------------------------
                                                                      % OF                                % OF
                                                    MAR 31            TOTAL             MAR 31            TOTAL
                                                     2001            REVENUE             2000            REVENUE
                                                   --------          --------          --------          --------
Revenues:
  Room Revenues                                    $ 60,861             97.8%          $ 62,386             96.0%
  Video Systems/Other                                 1,353              2.2%             2,578              4.0%
                                                   --------          --------          --------          --------
Total Revenues                                       62,214            100.0%            64,964            100.0%
Direct Costs:
  Room Revenues                                      29,077             46.7%            29,007             44.7%
  Video Systems/Other                                   960              1.6%             1,744              2.7%
                                                   --------          --------          --------          --------
Total Direct Costs                                   30,037             48.3%            30,751             47.3%
                                                   --------          --------          --------          --------

Direct Profit                                        32,177             51.7%            34,213             52.7%

Operations                                            9,197             14.8%             7,671             11.8%
Research & Development                                1,467              2.3%             2,107              3.2%
Selling, General & Administrative                     6,921             11.1%             5,853              9.0%
                                                   --------          --------          --------          --------
                                                     17,585             28.2%            15,631             24.1%
                                                   --------          --------          --------          --------

EBITDA (1)                                           14,592             23.5%            18,582             28.6%

Depreciation and Amortization                        21,265             34.2%            19,749             30.4%
Relocation expense                                    3,347              5.4%              --                0.0%
Interest/other expense, net                           5,392              8.6%             3,294              5.1%
Loss on disposal of assets/legal settlement           3,723              6.1%              --                0.0%
Taxes                                                    30              0.0%               106              0.2%
                                                   --------          --------          --------          --------
                                                     33,757             54.3%            23,149             35.6%

                                                   --------          --------          --------          --------
Net Loss                                           $(19,165)           (30.8%)         $ (4,567)            (7.0%)
                                                   ========          ========          ========          ========

Other Data:
Net cash provided
  by (used in) operating activities                  (9,638)                              8,449
Net cash used
  in investing activities                           (32,891)                            (19,631)
Net cash provided
  by financing activities                            40,548                               8,407
Capital Expenditures                                (14,516)                            (19,631)

                                                   --------------------------------------------------------------
                                                                      % OF                                % OF
                                                    MAR 31            TOTAL             MAR 31            TOTAL
                                                     2001            REVENUE             2000            REVENUE
                                                   --------          --------          --------          --------
TOTAL HOTELS                                          3,456                               3,416
TOTAL ROOMS                                         946,000                             958,000

ROOM COMPOSITION:
Geographic
     Domestic                                       846,000            89.4%            827,000            86.3%
     International                                  100,000            10.6%            131,000            13.7%

System Type
     Scheduled Only                                  41,000             4.3%             65,000             6.8%
     On-Demand                                      905,000            95.7%            893,000            93.2%


(1) EBITDA represents earnings before interest, income taxes, depreciation, amortization, relocation expense, and legal settlement and impairment charges. The most significant difference between EBITDA and cash provided from operations is changes in working capital and interest expense. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

         Revenues consist primarily of fees from hotels for guest programming and fees associated with pay-per-view movies, video games, internet services and other services provided through OCC's in-room video systems. Total revenues for the first quarter of 2001 decreased $2.8 million or 4.3% to $62.2 million, as compared to $65.0 million for the comparable period of 2000. Room revenues decreased $1.5 million or 2.4% in the first quarter of 2001 to $60.9 million, as compared to $62.4 million in the first quarter of 2000. The decrease was primarily due to lower movie buy rates and a decrease in the total number of hotel rooms. The first quarter of 2000 included two movie releases which generated some of the highest buy rates in the Company's history. Total rooms decreased from approximately 958,000 at the end of Q1 2000 to 946,000 at March 31, 2001. This decrease in rooms was a result of the loss of approximately 35,000 rooms as part of the Maginet settlement, offset by increases in new rooms realized during the normal course of business. As a result of the settlement, OCC now has a 7.5% investment in Maginet (refer to Part II, Item 1 "Legal Proceedings"). Game rooms increased 41.8% to 298,000 rooms and revenue increased by 12.7%. Short Video rooms increased 143.6% to 609,000 rooms and revenues increased 1054% to $0.6 million. The increase in short video revenue is primarily the result of several new offerings, including HBO On Command, and Golf Academy. The @Hotel TV (internet) room base increased to 123,000 rooms and revenue increased by 196%. Video system sales and other revenues totaled $1.4 million for the period equal to the first quarter of 2001, as compared to $2.6 million for the same period in 2000. This decrease is primarily due to a one-time return of $1.0 million of goods in the first quarter of 2001.

         Direct costs consist primarily of costs of installing, maintaining and repairing video systems in hotels, including labor costs and fees paid to movie and other content providers. Total direct costs of revenues for the first quarter of 2001 decreased $0.8 million or 2.6% to $30.0 million; as compared to $30.8 million for the first quarter of 2000. Direct costs associated with room revenue in the first quarter of 2001 remained relatively flat at $29.1 million, versus $29.0 million for the same period of 2000, and, as a percentage of room revenue, increased to 47.8% for the first quarter of 2001 compared to 46.5% for the first quarter of 2000. The increase in the direct costs as a percent of room revenue was due to increases in the costs associated with providing "free-to-guest" programming to the hotels and the higher cost of providing Internet services to the hotels. Direct costs from video system sales and other revenues decreased $0.7 million or 41.2% to $1.0 million and 71% of sales in the first quarter of 2001, as compared to $1.7 million and 65.4% of sales in the same period of 2000.

         Operating expenses, which consist primarily of labor and material expense required to maintain the existing equipment in hotels, for the first quarter of 2001 increased $1.5 million or 19.5% to $9.2 million, as compared to $7.7 million in the first quarter of 2000. As a percentage of room revenue, operations expenses increased to 15.1% as compared to 12.3% in the first quarter of 2000. The increase is principally due to a larger percentage of total incurred costs being expensed for maintenance activities.

         Research and development expenses for the first quarter of 2001 decreased $0.6 million or 28.6% to $1.5 million, as compared to $2.1 million expended in the same period of 2000, and decreased as a percentage of total revenue from 3.2% in the 2000 period to 2.4% in the 2001 period.

         Selling, general and administrative expenses for the first quarter of 2001 increased $1.0 million or 16.9% to $6.9 million as compared to $5.9 million in the first quarter of 2000. As a percentage of total revenue, these expenses increased from 9.0% in the 2000 period to 11.1% in the 2001 period. The increase is principally due to approximately $0.5 million in legal expenses associated with the Maginet litigation, and additional expenditures in information technology, offset by reductions in other administrative departments.

         Depreciation and amortization expenses for the first quarter of 2001 increased $1.5 million or 7.6% to $21.3 million, as compared to $19.8 million for the first quarter of 2000, and as a percentage of total revenue increased to 34.2% for the first quarter 2001 from 30.4% for the first quarter of 2000. This increase occurred primarily due to additions to the depreciable base of video systems and property and equipment.

         Relocation expenses of $3.3 million for the quarter include all applicable severance, stay bonuses, hiring costs, moving costs, travel, contractors, and redundant salaries associated with relocating the Company's headquarters to Denver. The company did not incur any relocation expenses in the first quarter of 2000. The Company expects to incur additional relocation expenses through the second quarter of 2001.

         Interest/other expense for the first quarter of 2001 increased $2.0 million or 60.6% to $5.3 million as compared to $3.3 million for the first quarter of 2000. This increase is due to additional borrowings under the Company's revolving credit facility.

         Provision for income taxes for the quarters ended March 31, 2001 and 2000 represents tax on income in certain international and domestic jurisdictions.

         Net loss applicable to common stockholders increased to $19.3 million for the quarter ended March 31, 2001 from $4.6 million for the quarter ended March 31, 2000 due to factors described above.


SEASONALITY

         The business of OCC is seasonal, with higher revenues per room realized during the summer months and lower revenues per room realized during the winter months due to business and vacation travel patterns.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash during the three months ended March 31, 2001 primarily consisted of cash from the issuance of preferred stock of $15 million and borrowings of $26 million. The Company's primary source of cash during the three months ended March 31, 2000 primarily consisted of cash from operations of $8.4 million and borrowings of $8.0 million. For the three months ended March 31, 2001 and March 31, 2000, respectively, cash was expended primarily for capital expenditures which totaled $14.5 million for the first three months of 2001 and $19.6 million for the first three months of 2000, related primarily to the conversion of hotels equipped with SpectraVision and OCV systems to OCC's new OCX systems, the installation of new hotels with OCC's systems, increased inventory, and internal fixed asset purchases. In addition, the Company invested $15 million in the first quarter of 2001 as part of a strategic investment in convertible preferred stock of STSN, Inc., a high-speed broad band internet access provider for hotels. The Company also used $9.6 million in operations during the first quarter of 2001.

         At March 31, 2001, the Company had $273.1 million outstanding under its revolving credit facility. The Company's ability to draw additional funds under the revolving credit facility is limited by the total amount of borrowing permitted by the revolving credit facility and certain financial covenants contained in that facility. On March 27, 2001, the Company entered into an amendment to the revolving credit facility that (a) reduces the total amount of borrowing allowed from $350 million to $320 million and (b) amends the financial covenant described in the previous sentence to allow for total indebtedness of the Company up to 4.25 times the Company's EBITDA plus certain non-recurring expenses for the trailing four quarters. Subject to the following paragraph, the Company could obtain an additional $46.9 million in long-term financing under the revolving credit facility, as amended.

         In addition to the limitations on borrowing contained in the revolving credit agreement, certain covenants in the public indebtedness of Ascent effectively prevent the Company's total indebtedness from exceeding an aggregate of $275 million so long as such public indebtedness of Ascent is outstanding. At March 31, 2001, the total indebtedness of the Company was equal to $275 million and therefore no funds are or will be available for borrowing under the revolving credit facility, as amended, or under any other debt arrangements while the public indebtedness of Ascent remains outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. Revolving loans extended under the OCC credit facility generally bear interest at variable rates based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At March 31, 2001, the Company had $273.1 million outstanding on its credit facility and the weighted average interest rate on such credit facility was 7.66%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at March 31, 2001 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $2.7 million.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

         In September 1998, OCV filed suit against Maginet Corporation in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and Maginet was terminated by Maginet's material breach. Maginet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet. On January 4, 2001, the Company signed a settlement agreement with Maginet Corporation. In exchange for contributing its Asia-Pacific subsidiary assets to Maginet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock, the Company received a 7.5% minority interest in Maginet. OCC also agreed that Maginet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to Maginet at a price per share of $15.00. This obligation will terminate if the OCC common stock closes at or above $15.00 per share on any ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC common stock held by Maginet are freely tradable by Maginet during such time, either because a registration settlement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. The Company estimated the fair value of its 7.5% minority interest in Maginet at approximately $5.3 million, which resulted in an estimated loss of approximately $4.8 million recorded in the fourth quarter of 2000. Upon completion of the settlement on March 1, 2001, an additional charge of $3.7 million was recorded. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

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

ITEM 2.   CHANGES IN SECURITIES:

          (a) Not applicable

          (b) Not applicable

          (c) On March 5, 2001, OCC sold 15,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to Ascent in consideration of $15,000,000 in cash in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. Shares of Series B Preferred Stock are not convertible into or exchangeable for any other securities of OCC.

              On March 16, 2001, OCC issued 275,000 shares of OCC common stock to Maginet Corporation in connection with the settlement of certain litigation. In exchange for the issuance of those shares of OCC common stock, the contribution by OCC of OCC's Asia Pacific subsidiary assets and the payment of $1.0 million in cash, OCC received a 7.5% minority interest in Maginet. In addition, OCC agreed to repurchase such shares of OCC common stock from Maginet in certain circumstances. This repurchase right and other material terms of the settlement of the Maginet litigation are described in more detail in "Item 1 - Legal Proceedings" of this Part II. The issuance of these shares of OCC common stock to Maginet was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Shares of OCC common stock are not convertible into or exchangeable for any other equity securities of OCC.

          (d) Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION:

          ORGANIZATIONAL CHANGES

              On April 27, 2001, Jerome H. Kern resigned as CEO of the Company. Mr. Kern retained his position as chairman of the On Command board of directors. Carl E. Vogel, who is on the Company's board of directors and serves on the executive committee, assumed the position of vice chairman of the board of directors. He is a senior vice president of Liberty Media Corporation, and is president, CEO and director of Liberty Satellite & Technology, Inc. (LSATA).

              Chris Sophinos was appointed president of On Command on April 27, 2001. He has been with LSATA since 1996, and will remain as senior vice president of LSATA. Gregory B. Armstrong was promoted to executive vice president and chief operating officer. He joined On Command in October 2000 as senior vice president of international and regional operations, and worked at Tele-Communications International, Inc. from 1994-2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on May 21, 2001.


                               On Command Corporation



                                    /s/  KATHRYN L. HALE
                               ----------------------------------
                               Kathryn L. Hale
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)