Form 10-Q
period 2001-06-30
ON COMMAND CORP
filed 2001-08-02
CIK 1020871

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to _____________

Commission File Number:  00-21315


                             ON COMMAND CORPORATION
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  State of Delaware                       77-04535194
     ----------------------------------     ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


            7900 East Union Avenue
               Denver,  Colorado                              80237
  ----------------------------------------                --------------
  (Address of principal executive offices)                  (Zip Code)



       Registrant's telephone number, including area code: (720) 873-3200


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

         The number of shares outstanding of the Registrant's Common Stock as of August 1, 2001 was 30,853,641 shares.

                             ON COMMAND CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                                       June 30,    December 31,
                                                                                         2001          2000
                                                                                      ---------    ------------
                                                                                       (amounts in thousands)
ASSETS

Current assets:
    Cash and cash equivalents                                                         $   1,442          3,569
    Accounts receivable, (net of allowance for doubtful accounts of
       $1,379 in 2001 and $1,366 in 2000)                                                36,241         35,514
    Note receivable Hotel Digital Network ("DMN") (Note 5)                                    -          1,445
    Other current assets                                                                  2,639          1,993
                                                                                      ---------      ---------
       Total current assets                                                              40,322         42,521

Video systems, net                                                                      294,222        296,221
Property and equipment, net                                                              24,525         21,182
Goodwill, net                                                                            67,511         68,921
Cost investments (Notes 4 and 10)                                                        25,148          1,563
Note receivable STSN, Inc. ("STSN") (Note 4)                                                 --          5,015
Other assets, net                                                                         4,007          3,871
                                                                                      ---------      ---------
                                                                                      $ 455,735        439,294
                                                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     44,111         41,627
    Accrued compensation                                                                  6,494          7,077
    Other accrued liabilities                                                             5,384         10,906
    Current portion of capital lease obligations (Note 6)                                   704            705
    Taxes payable                                                                         4,680          5,457
                                                                                      ---------      ---------
       Total current liabilities                                                         61,373         65,772

Debt (Note 6)                                                                           259,958        248,465
                                                                                      ---------      ---------
       Total liabilities                                                                321,331        314,237
                                                                                      ---------      ---------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, $.01 par value; shares authorized - 98,500 ; Shares
       issued and outstanding - 58,500 in 2001 and 13,500 in 2000; (Note 7)                   1              -
    Common stock, $.01 par value; shares authorized - 50,000,000;
       Shares issued and outstanding - 30,849,561 in 2001 and 30,491,070 in 2000;           309            306
    Additional paid-in capital - Preferred                                               68,416         21,688
    Additional paid-in capital - Common                                                 257,013        253,801
    Common stock warrants                                                                31,450         31,450
    Other comprehensive income - cumulative translation loss                             (3,786)        (3,060)
    Accumulated deficit                                                                (196,578)      (157,454)
    Note receivable from stockholder                                                    (22,421)       (21,674)
                                                                                      ---------      ---------
       Total stockholders' equity                                                       134,404        125,057
                                                                                      ---------      ---------
                                                                                      $ 455,735        439,294
                                                                                      =========      =========

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                        June 30,
                                                                       2001            2000            2001            2000
                                                                    ---------------------------------------------------------
                                                                          (amounts in thousands, except per share amounts)
Revenue:
   Room                                                              $ 59,155          63,088         120,017         125,474
   Video system sales and other                                         4,183           2,681           5,536           5,259
                                                                     --------        --------        --------        --------
                                                                       63,338          65,769         125,553         130,733
                                                                     --------        --------        --------        --------

Direct costs:
   Room                                                                29,027          28,054          58,104          57,061
   Video system sales and other                                         3,175           2,007           4,135           3,751
                                                                     --------        --------        --------        --------
                                                                       32,202          30,061          62,239          60,812
                                                                     --------        --------        --------        --------

       Direct income                                                   31,136          35,708          63,314          69,921

Operating expenses:
   Operations                                                           8,501           8,255          17,698          15,926
   Research and development                                             1,573           1,971           3,040           4,078
   Selling, general and administrative                                  6,453           6,665          13,373          12,518
   Depreciation and amortization                                       19,994          22,258          41,259          42,007
   Relocation and restructuring (Note 8)                                8,098               -          11,445               -
                                                                     --------        --------        --------        --------
                                                                       44,619          39,149          86,815          74,529
                                                                     --------        --------        --------        --------

       Operating loss                                                 (13,483)         (3,441)        (23,501)         (4,608)

Other expense:
   Interest expense                                                    (5,412)         (3,262)        (10,804)         (6,556)
   Legal settlement and other expenses (Note 10)                       (1,039)              -          (4,764)              -
                                                                     --------        --------        --------        --------
                                                                       (6,451)         (3,262)        (15,568)         (6,556)
                                                                     --------        --------        --------        --------

       Loss before income taxes                                       (19,934)         (6,703)        (39,069)        (11,164)

Income tax expense                                                        (26)           (257)            (55)           (363)
                                                                     --------        --------        --------        --------

       Net loss                                                       (19,960)         (6,960)        (39,124)        (11,527)

Preferred stock dividend                                                 (907)              -          (1,036)              -
                                                                     --------        --------        --------        --------

       Net loss applicable to common stockholders                    $(20,867)         (6,960)        (40,160)        (11,527)
                                                                     ========        ========        ========        ========

Basic and diluted net loss per common share (Note 3)                 $  (0.68)          (0.23)          (1.31)          (0.38)
                                                                     ========        ========        ========        ========

Shares used in basic and diluted per common share computations         30,844          30,477          30,728          30,424
                                                                     ========        ========        ========        ========


See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
            Condensed Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2001
                                   (unaudited)

                                                              Additional  Additional                Accumulated
                                                               paid-in     paid-in      Common         Other
                                      Preferred     Common     Capital     Capital      Stock      Comprehensive
                                        Stock       Stock     Preferred     Common     Warrants       Income
                                        -----       -----     ---------     ------     --------       ------
                                                                 (amounts in thousands)
BALANCE AT DECEMBER 31, 2000          $       -         306      21,688     253,801      31,450      (3,060)

Net loss                                      -           -           -           -           -           -

Comprehensive loss -
   Translation adjustment                     -           -           -           -           -        (726)

                                     ----------------------------------------------------------------------------
TOTAL COMPREHENSIVE LOSS                      -           -           -           -           -        (726)

Exercise of stock options                     -           -           -          18           -           -

Issuance of common stock
   Under ESP plan                             -           1           -         108           -           -

Interest on stockholder note                  -           -         747           -           -           -

Issuance of preferred stock                   1           -      44,945           -           -           -

Preferred Stock Dividend                                          1,036      (1,036)          -           -

Issuance of common stock in
   legal settlement with Maginet              -           2           -       4,122           -           -

                                     ----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001              $       1         309      68,416     257,013      31,450      (3,786)
                                     ============================================================================
                                                           Notes         Total
                                         Accumulated    Receivable   Stockholders'
                                           Deficit      Stockholder     Equity
                                           -------      -----------     ------
                                                  (amounts in thousands)
BALANCE AT DECEMBER 31, 2000             (157,454)        (21,674)     125,057

Net loss                                  (39,124)              -      (39,124)

Comprehensive loss -
   Translation adjustment                       -               -         (726)

                                        -------------------------------------------
TOTAL COMPREHENSIVE LOSS                  (39,124)              -      (39,850)

Exercise of stock options                       -               -           18

Issuance of common stock
   Under ESP plan                               -               -          109

Interest on stockholder note                    -            (747)           -

Issuance of preferred stock                     -               -       44,946

Preferred Stock Dividend                        -               -            -

Issuance of common stock in
   legal settlement with Maginet                -               -        4,124

                                        -------------------------------------------
BALANCE AT JUNE 30, 2001                 (196,578)        (22,421)     134,404
                                        ===========================================

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                       2001          2000
                                                                    -------------------------
                                                                     (amounts in thousands)
Cash flows from operating activities:
    Net loss                                                        $(39,124)        (11,527)
    Adjustments to reconcile net loss to net cash provided by
        Operating activities:
            Depreciation and amortization                             41,259          42,007
            Loss on litigation settlement                              3,700               -
            Other non-cash items                                       1,425               -
            Changes in current assets and liabilities:
                Accounts receivable, net                              (1,413)         (3,826)
                Other current assets                                     647            (797)
                Accounts payable                                       2,702           1,371
                Accrued compensation                                  (1,395)           (930)
                Taxes payable                                           (708)            909
                Other accrued liabilities                              2,281             764
                                                                    --------        --------
            Net cash provided by operating activities                  9,374          27,971

Cash flows from investing activities:
   Capital expenditures                                              (51,225)        (53,212)
   Cost investments and note receivable                              (15,985)         (2,000)
                                                                    --------        --------
            Net cash used in investing activities                    (67,210)        (55,212)
                                                                    --------        --------

Cash flows from financing activities:
   Borrowings of debt                                                 26,000          25,000
   Repayment of debt                                                 (15,000)              -
   Proceeds from issuance of common and preferred stock               45,072           1,618
   Payment of capital lease obligations                                 (617)         (1,565)
                                                                    --------        --------
            Net cash provided by financing activities                 55,455          25,053
                                                                    --------        --------

Effect of exchange rate changes in cash                                  254            (450)
                                                                    --------        --------

Net decrease in cash and cash equivalents                             (2,127)         (2,638)

Cash and cash equivalents, beginning of period                         3,569           8,972
                                                                    --------        --------

Cash and cash equivalents, end of period                            $  1,442           6,334
                                                                    ========        ========

Non-cash activity:
   Capital lease obligations                                        $  1,104               -
                                                                    ========        ========
   Issuance of common stock for investment                          $  4,125               -
                                                                    ========        ========
   Stock based compensation                                         $      -             602
                                                                    ========        ========
Supplemental information:
   Cash paid for income taxes                                       $      -             187
                                                                    ========        ========
   Cash paid for interest                                           $ 10,482           6,486
                                                                    ========        ========

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION

         On Command Corporation (the "Company" or "OCC") is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent"), the Company's controlling stockholder. On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly owned subsidiary of Liberty.

         The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include video games, Internet offerings, CD quality music and various hotel and guest services. At June 30, 2001, the Company had operating subsidiaries or branches in the United States, Canada, Mexico, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

         The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2001, as well as the results of its operations for the three months and six months ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include the allowance for doubtful accounts receivable, and the estimated useful lives of video systems, property and equipment and intangible assets, including goodwill and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

          Certain amounts have been reclassified for comparability with the 2001 presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

3.   LOSS PER COMMON SHARE

         Basic loss per common share is computed by dividing net loss applicable to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted loss per common share is computed by dividing net loss applicable to common stockholders (numerator) by the weighted-average number of common equivalent shares outstanding (denominator) for the period. Common stock equivalent shares include common stock options, convertible preferred stock, and common stock warrants. As of June 30, 2001 and 2000, approximately 15.3 million and 10.9 million common stock equivalent shares have been excluded from the calculations because of their anti-dilutive effect on net loss per common share.

4.   COST INVESTMENTS

         On March 30, 2001, the Company completed a $20 million investment in convertible preferred stock of STSN, a high-speed broadband Internet access provider for hotels. In connection with this investment, the Company advanced $15 million in cash and converted a $5 million Convertible Promissory Note in consideration for a 9.7% equity interest in STSN. The Company previously recorded the Convertible Promissory Note as a note receivable in the December 31, 2000 consolidated financial statements. The Company uses the cost method to account for this investment. Other strategic investors in STSN include Marriott International, Inc.("Marriott"), a hotel company and major customer of OCC, and Siemens Corporation, a German corporation which, among many other things, manufactures electronic equipment and supplies. STSN has an exclusive contract with Marriott to provide its in-room Internet access services to Marriott hotels.

5.   ACQUISITION

         On February 28, 2001, pursuant to a stock purchase agreement between the Company and DMN, for aggregate consideration of approximately $1.7 million (which consisted primarily of the conversion of a $1.4 million promissory note and accrued interest thereon), DMN issued to the Company common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN. The Company previously recorded the promissory note as a note receivable in the December 31, 2000 consolidated financial statement. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over five years. In addition, the Company has agreed to fund additional contributions up to $2.7 million towards future operations. The operating results of DMN are included in the Company's consolidated financial statements of operations from the date of acquisition.

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

6.   DEBT

         The components of debt are as follows:

                                             June 30,          December 31,
                                               2001               2000
                                          ----------------   ----------------
                                                (amounts in thousands)
         Revolving Credit Facility (a)      $  258,133            $247,133
         Capital Lease Obligations               2,529               2,037
                                          ----------------   ----------------
                                            $  260,662          $  249,170
         Less: Current portion of
            Capital Lease Obligations             (704)               (705)
                                          ----------------   ----------------
                                            $  259,958          $  248,465
                                          ================   ================

         (a) On March 27, 2001, the Company entered into an amendment to the Revolving Credit Facility. As amended, the Revolving Credit Facility provides for maximum commitments of up to $320 million, subject to the Company's compliance with certain financial covenants and other customary conditions. The Revolving Credit Facility matures in July 2005 and, subject to certain conditions, can be renewed for two additional years.

         Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offering Rate plus a spread ranging from 1.10% to 2.25% depending on certain financial ratios of the Company. In addition, the Company must pay a facility fee ranging from 0.15% to 0.50% per annum on the daily amount of the outstanding commitments under the Revolving Credit Facility, payable in arrears and at maturity. The Revolving Credit Facility contains customary covenants, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, as well as maintaining minimum leverage and interest coverage ratios. In addition to the limitations on borrowing contained in the Revolving Credit Facility, certain covenants in the public indebtedness of Ascent effectively prevent the Company's indebtedness under its Revolving Credit Facility from exceeding an aggregate of $275 million so long as such public indebtedness of Ascent is outstanding. The Company was in compliance with its bank covenants as of June 30, 2001.

7.   SALE OF PREFERRED STOCK

     Series B And C Preferred Stock

         Pursuant to Preferred Stock Agreements dated March 5, 2001 and April 23, 2001 between the Company and Ascent, the Company sold 15,000 newly issued shares of its Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and 10,000 shares of its Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), (collectively, the "Redeemable Preferred Stock"), for cash consideration of $15 million and $10 million, respectively.

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

         The liquidation preference (the "Liquidation Preference") of each share of the Redeemable Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Redeemable Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

         The holders of Redeemable Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock, and ratably on dividends to parity securities. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and accrue at the rate of 12% per annum of the Liquidation Preference thereafter. Dividends accrue on the Series C Preferred Stock on a daily-basis at the rate of 12% per annum of the Liquidation Preference. Accrued dividends on the Series B Preferred Stock are payable monthly, in cash. Accrued dividends on the Series C Preferred Stock are payable quarterly, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid.

         Upon any liquidation, dissolution or winding up of the Company, the holders of shares of Redeemable Preferred Stock are entitled to receive, from the assets of the Company available for distribution to stockholders, an amount in cash per share equal to the Liquidation Preference of a share of Redeemable Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of the Redeemable Preferred Stock and the holders of any parity securities.

         Shares of Redeemable Preferred Stock are redeemable at the option of the Company at any time after the issuance date at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Redeemable Preferred Stock are to be redeemed.

     Series D Preferred Stock

         On June 29, 2001, pursuant to a Preferred Stock Agreement between the Company and Ascent (the "Series D Purchase Agreement"), the Company authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share (the "Series D Preferred Stock") to Ascent in consideration of $60 million in cash. The Series D Purchase Agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2, and Series D-3, each with an aggregate authorized amount of $20 million in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares will be issued after June 30, 2001 and on or before September 30, 2001, and the Series D-3 shares will be issued after September 30, 2001 and on or before December 31, 2001. Shares of Series D Preferred Stock are convertible on or after December 31, 2002 at the option of the holder, into the Company's common stock at a conversion price of $7.55 per share of common stock. On July
     30, 2001, the Company gave notice to Ascent, in accordance with the Series D Purchase Agreement, of its intention to sell, on August 2, 2001, 20,000 shares of Series D-2 Preferred Stock to Ascent for cash consideration of $20 million.

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

         The liquidation preference (the "Series D Liquidation Preference") of each share of Series D Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Series C Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series D Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

         The holders of the Series D Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock and ratably to dividends to parity securities. Dividends accrue on each sub-series of the Series D Preferred Stock on a daily basis at the rate of 8% per annum of the Series D Liquidation Preference from and including the applicable issue date of such shares (the "Issue Date"). Accrued dividends are payable in cash quarterly on the last day of March, June, September and December, commencing, with respect to each outstanding share of a sub-series of Series D Preferred Stock, on the first date following the Issue Date of such share. Dividends not paid on any dividend payment date are added to the Series D Liquidation Preference until such dividends are paid.

         Upon any liquidation, dissolution or winding up of the Company, the holders of shares of Series D Preferred Stock are entitled to receive, from the assets of the Company available for distribution to stockholders, an amount in cash per share equal to the Series D Liquidation Preference of a share of Series D Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series D Preferred Stock and the holders of any parity securities.

         Shares of the Series D Preferred Stock are redeemable, at the option of the Company, between June 29, 2001 and December 31, 2002 at a redemption price per share payable in cash equal to the Series D Liquidation Preference. The Series D Preferred Stock is not redeemable during the period from December 31, 2002 to June 30, 2005. Thereafter, the shares are redeemable at the Series D Liquidation Preference plus the percentage set forth opposite the applicable redemption date.

                               Redemption Date                Percentage
                 -------------------------------------  -------------------
                    June 30, 2005 - June 29, 2006                 4%
                    June 30, 2006 - June 29, 2007                 3%
                    June 30, 2007 - June 29, 2008                 2%
                    June 30, 2008 - June 29, 2009                 1%
                    June 30, 2009 - thereafter                    0%

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

8.   RELOCATION AND RESTRUCTURING COSTS

         The Company is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by December, 2001. During the three months and six months ended June 30, 2001, $6.4 million and $9.7 million of relocation expenses have been recognized and recorded. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses.

         On May 21, 2001, the compensation committee of the Company's board of directors approved a restructuring plan (the "Plan"), which effected approximately 50 employees. Severance costs associated with the Plan aggregated $1.7 million and were recognized during the three months ended June 30, 2001. Annual savings of salary and employee related costs from the restructuring are estimated to be approximately $5.4 million.

9.   SIGNIFICANT CUSTOMER

         On March 21, 2001, the Company and Marriott entered into a definitive agreement pursuant to which the Company will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

10.  LITIGATION

         In September 1998, On Command Video Corporation ("OCV"), a wholly-owned subsidiary of the Company, filed suit against Maginet Corporation ("Maginet"), in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and Maginet was terminated by Maginet's material breach. Maginet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet. On January 4, 2001, the Company signed a settlement agreement with Maginet. In exchange for the (i) contribution of 100% of the Company's equity interest in various Asia-Pacific subsidiaries, (ii) payment of $1.0 million in cash, and (iii) issuance of 275,000 shares of the Company's common stock, the Company received a 7.5% minority interest in Maginet. The Company also agreed that Maginet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause the Company to repurchase all, but not less than all, of the shares of the Company's common stock issued to Maginet at a price per share of $15.00. This obligation will terminate if the Company's common stock closes at or above $15.00 per share on any ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of the Company's common stock held by Maginet are freely tradable by Maginet during such time, either because a registration statement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. Due to the existence of the foregoing purchase price contingency, the Company has recorded the shares issued to Maginet at the specified amount of $15.00 per share. The Company estimated the fair value of its 7.5% minority interest at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000, and an additional charge of $3.7 million recorded in the first quarter of 2001. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

         The settlement agreement was finalized on March 1, 2001. Therefore, the results of operations of the Asia-Pacific subsidiaries have been excluded from the Company's consolidated operating results since February 28, 2001.

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

                             ON COMMAND CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current expectations and assumptions on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included elsewhere herein, and with the Consolidated Financial Statements, notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

OVERVIEW

     On Command Corporation is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the lodging industry. With the exception of the six months ended June 30, 2001, in which the Company lost approximately 38,000 rooms primarily as a result of the Maginet settlement, the Company has experienced growth in the past eight years. The Company has increased its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 939,000 rooms at June 30, 2001, of which approximately 902,000 rooms are served by on-demand systems.

     The Company provides in-room video entertainment and information services on three technology platforms: the OCX video system, the OCV video system, and the SpectraVision video system. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, CD quality music, television-based Internet with a wireless keyboard, and other guest services. As of June 30, 2001, the Company had installed the OCX video system in approximately 188,000 hotel rooms, 145,000 with Internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select, on an on-demand basis, movies and games through the television sets in their rooms. As of June 30, 2001, the Company had installed OCV video systems in approximately 670,000 hotel rooms. The SpectraVision video system, which provides in-room movie entertainment on a rolling schedule basis, and in some upgraded variations on an on-demand basis, was, as of June 30, 2001, installed in approximately 81,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX video systems.

     In addition to movies, the Company's platforms provide for in-room viewing of select cable channels (such as HBO, ESPN, CNN and Disney Channel) and other interactive and information services. The Company primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. The Company's services are offered predominately in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons and other select hotels.

     As of June 30, 2001, approximately 89% of the Company's 939,000 installed rooms were located in the United States, with the balance located primarily in Canada, Mexico, Spain and the United Kingdom. In addition to installing systems in hotels served by the Company, the Company sells its systems to certain other providers of in-room entertainment, including Hospitality Networks, Inc., which is licensed to use the Company's systems to provide on-demand, in-room entertainment and information services to certain gaming-based hotel properties, ALLIN Interactive, who is licensed to install the Company's systems on cruise ships and Maginet who is licensed to install the Company's systems in Asia.

                             ON COMMAND CORPORATION

ANALYSIS OF OPERATIONS

     Following is selected financial information for the three months and six months ended June 30, 2001 compared to the corresponding periods for 2000.


                         SELECTED FINANCIAL INFORMATION
                  (in thousands, except hotel and room amounts)

                                          THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                  ----------------------------------------------  ---------------------------------------------
                                                % OF                     % OF                     % OF                   % OF
                                   JUNE 30,     TOTAL      JUNE 30,      TOTAL     JUNE 30,     TOTAL     JUNE 30,       TOTAL
                                     2001      REVENUE      2000        REVENUE      2001       REVENUE      2000       REVENUE
                                  ----------------------------------------------  ---------------------------------------------
Revenue:
  Room                            $  59,155       93.4%   $  63,088       95.9%   $ 120,017       95.6%   $ 125,474       96.0%
  Video systems/other                 4,183        6.6%       2,681        4.1%       5,536        4.4%       5,259        4.0%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----
                                     63,338      100.0%      65,769      100.0%     125,553      100.0%     130,733      100.0%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----
Direct costs:
  Room                               29,027       45.8%      28,054       42.7%      58,104       46.3%      57,061       43.6%
  Video systems/other                 3,175        5.0%       2,007        3.1%       4,135        3.3%       3,751        2.9%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----
                                     32,202       50.8%      30,061       45.7%      62,239       49.6%      60,812       46.5%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----

Direct profit                        31,136       49.2%      35,708       54.3%      63,314       50.4%      69,921       53.5%

Operating expenses:
Operations                            8,501       13.4%       8,255       12.6%      17,698       14.1%      15,926       12.2%
Research & development                1,573        2.5%       1,971        3.0%       3,040        2.4%       4,078        3.1%
Selling, general &
administrative                        6,453       10.2%       6,665       10.1%      13,373       10.7%      12,518        9.6%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----
                                     16,527       26.1%      16,891       25.7%      34,111       27.2%      32,522       24.9%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----

Operating cash flow (1)              14,609       23.1%      18,817       28.6%      29,203       23.3%      37,399       28.6%

Depreciation and amortization        19,994       31.6%      22,258       33.8%      41,259       32.9%      42,007       32.1%
Relocation and restructuring          8,098       12.8%           0        0.0%      11,445        9.1%           0        0.0%
Interest expense                      5,412        8.5%       3,262        5.0%      10,804        8.6%       6,556        5.0%
Legal settlement and other
expenses                              1,039        1.6%           0        0.0%       4,764        3.8%           0        0.0%
Income taxes                             26        0.0%         257        0.4%          55        0.0%         363        0.3%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----
                                     34,569       54.6%      25,777       39.2%      68,327       54.4%      48,926       37.4%
                                  ---------      ------   ---------      ------   ---------      ------   ---------       -----

Net loss                          $ (19,960)     -31.5%   $  (6,960)     -10.6%   $ (39,124)     -31.2%   $ (11,527)      -8.8%
                                  =========      ======   =========      ======   =========      ======   =========       =====


(1) Operating cash flow represents earnings before interest, income taxes, depreciation, amortization, relocation and restructuring expense, and legal settlement and other expenses. The most significant difference between operating cash flow and cash provided from operations is changes in working capital, relocation and restructuring expenses and interest expense. Operating cash flow is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies. In addition, management believes operating cash flow provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. Operating cash flow is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses.

                             ON COMMAND CORPORATION

Operating cash flow has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


                                    JUNE 30        % OF TOTAL          JUNE 30        % OF TOTAL
                                     2001             ROOMS             2000             ROOMS
Other data:
Net cash provided (used in):
    Operating activities              9,374                             27,971
    Investing activities            (67,210)                           (55,212)
    Financing activities             55,455                             25,053
Total hotels                          3,450                              3,449
Total rooms                         939,000                            969,000
Room composition:
Geographic
    Domestic                        834,000            89.0%           835,000            86.2%
    International                   105,000            11.0%           134,000            13.8%
Platform type:
    OCX                             188,000            20.0%            83,000             8.6%
    OCV                             670,000            71.4%           732,000            75.5%
    SpectraVision                    81,000             8.6%           154,000            15.9%
System type
    On-demand                       902,000            96.1%           906,000            93.5%
    Scheduled Only                   37,000             3.9%            63,000             6.5%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Revenue consists primarily of fees from hotels for guest programming, pay-per-view movies, video games, CD quality music, internet services and other services provided through the Company's in-room video systems (collectively room revenue) and sales of the Company's in room video system to other entertainment providers (video system revenue). Room revenue decreased $3.9 million and $5.5 million during the three and six months ended June 30, 2001 compared to the corresponding periods in 2000. The decreases are the result of a reduction in total rooms served by the Company and an overall decrease in occupancy rates in the hotel industry, offset by an increase in room revenue generated primarily from the Company's @Hotel TV internet and short video products. Total rooms served decreased from approximately 969,000 rooms as of June 30, 2000 to approximately 939,000 rooms as of June 30, 2001. The decrease is the result of the loss of approximately 35,000 rooms, related to the Company's Asia-Pacific operations, as part of the settlement agreement with Maginet (see Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements). The settlement agreement was finalized on March 1, 2001, therefore the results of operation of the Asia-Pacific assets have been included in the accompanying condensed consolidated financial statements for two months in 2001 compared to six months in 2000. Incremental room revenue attributable to the Asia-Pacific assets was approximately $2.0 million and $2.8 million for the three and six months ended June 30, 2000, respectively. The Asia-Pacific revenue represents approximately 50% of the decrease in room revenue in 2001. In addition to the decrease in total rooms served, the hotel industry has experienced a decrease in overall occupancy rates. Through May 31, 2001, compared to the corresponding period in 2000, occupancy rates have decreased approximately 2.3%. Luxury and upscale hotels experienced a greater decrease in occupancy rates of approximately 3.3%. Most of the decrease is attributable to cutbacks in business travel. The change in occupancy rates has resulted in a decrease of approximately $2.9 million and $5.6 million in net movie revenue during the three and six months ended June 30, 2001, respectively. These decreases have been offset by an increase in other interactive room services principally @Hotel TV Internet and the short video products. The increase in @Hotel TV and short video revenue is attributable principally to an increase in the number of rooms providing such services. As of June 30, 2001, the room base for @Hotel TV was

                             ON COMMAND CORPORATION

approximately 145,000 rooms, a 131% increase over the corresponding date in 2000 and the room base for short videos was approximately 623,000 rooms, a 138% increase over the corresponding date in 2000. Video systems and other revenue were comparable during the six months ended June 30, 2001 and 2000. However, for the three months ended June 30, 2001 such revenue increased $1.5 million over the corresponding period in 2000. This increase is attributable to higher volume of sales to certain distributors of the Company's video systems.

     Direct costs consist primarily of hotel commissions, fees paid to movie and other content providers, connectivity costs associated with the Company's internet product and costs associated with the manufacturing of video systems sold to other providers. Direct cost from room revenue was 45.8% and 46.3% of total revenue during the three and six months ended June 30, 2001 compared to 42.7% and 43.6% for the corresponding periods in 2000. The increase is due principally to higher costs associated with providing additional channels of free-to-guest programming to hotels upgraded to the OCX video system. Additionally, during the three and six months ended June 30, 2001 broadband connectivity costs to hotels that distribute @Hotel TV Internet increased approximately $1.0 million and $2.0 million, respectively. The increase in such costs is due to a corresponding increase in the number of hotels distributing such product. As of June 30, 2001, 530 hotels were Internet capable, a 130% increase over the same period in 2000. Direct costs from video systems and other revenue as a percentage of total revenue increased during the three and six months ended June 30, 2001 as a result of the sale of lower margin equipment to certain distributors.

     Operating expenses consists primarily of labor and material required to maintain the existing equipment in hotels. Operating expenses as a percentage of total revenue was 13.4% and 14.1% during the three and six months ended June 30, 2001 compared to 12.6% and 12.2% in 2000. The increase is principally due to additional maintenance activities and other indirect costs, which are not subject to capitalization.

     Research and development expenses were comparable during the three and six months ended June 30, 2001 as compared to the same periods in 2000.

     Selling, general and administrative expenses represented 10.2% and 10.7% of total revenue for the three and six months ended June 30, 2001 compared to 10.1% and 9.6% for the corresponding periods in 2000. The increase is the result of approximately $0.5 million in legal expenses associated with the Maginet settlement and additional expenditures relating to information technology, offset by reductions in other administrative departments.

     Depreciation and amortization expenses decreased $2.2 million and $0.8 million during the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000. The decreases are due to a reduction in the depreciable base of video systems and property and equipment, resulting from the disposition of the Company's Asia-Pacific assets to Maginet, as well as an increase in the number of fully depreciated OCV and SpectraVision video systems.

     Relocation and restructuring expenses for the three and six months ended June 30, 2001 include $6.4 million and $9.7 million, respectively, of costs related to severance, stay bonuses, moving and travel costs, contractors, and redundant salaries associated with relocating the Company's headquarters to Denver, Colorado. The Company expects to complete its relocation by December 2001. In addition, in May 2001 the compensation committee of the Company's board of directors approved a restructuring plan, which effected approximately 50 employees. Severance costs associated with the restructuring aggregated $1.7 million and were recognized during the three months ended June 30, 2001. Annual savings from the restructuring are estimated to be approximately $5.4 million.

                             ON COMMAND CORPORATION

     Interest expense for the three and six months ended June 30, 2001 increased $2.1 million and $4.2 million as compared to the corresponding periods in 2000. These increases are due to additional borrowings under the Company's revolving credit facility.

     Legal settlement and other expenses represents primarily costs associated with the settlement of the Maginet litigation (see Note 10 in the accompanying Condensed Consolidated Financial Statement).

     Provision for income taxes represents tax on income in certain international and domestic jurisdictions.

     Net loss applicable to common stockholders increased to $40.2 million for the six months ended June 30, 2001 from $11.5 million for the six months ended June 30, 2000. Such increase in net loss applicable to common shareholders is due primarily to expenses associated with the relocation and restructuring of the Company's corporate office, the settlement of the Maginet litigation and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the six months ended June 30, 2001 and June 30, 2000, respectively, were cash from operations of $9.4 million and $28.0 million and cash provided by financing activities of $55.5 million and $25.0 million. For the six months ended June 30, 2001 and June 30, 2000, respectively, cash was expended primarily for capital expenditures aggregating $51.2 and $53.2 million, related primarily to the conversion of hotels equipped with the SpectraVision and OCV video systems to the Company's new OCX video systems, the installation of new hotels and internal fixed asset purchases and investments in and advances to certain strategic partners aggregating $16.0 million and $2.0 million, respectively.

     At June 30, 2001, the Company had $258.1 million outstanding under its revolving credit facility. The Company's ability to draw additional funds under the revolving credit facility is limited by certain financial covenants. On March 27, 2001, the Company entered into an amendment to the revolving credit facility that (a) reduced the total commitments from $350 million to $320 million and (b) amended the financial covenant to allow for total indebtedness of the Company up to 4.25 times the Company's operating cash flow plus certain non-recurring expenses for the trailing four quarters. Subject to the restriction described in the following paragraph, as of June 30, 2001 the Company has $61.9 million of remaining commitments and $24.9 million of availability (based on certain financial covenants) under its revolving credit facility.

     In addition to the limitations on borrowing contained in the revolving credit agreement, certain covenants in the public indebtedness of Ascent effectively prevent the Company's indebtedness under its revolving credit facility from exceeding an aggregate of $275 million so long as such public indebtedness of Ascent is outstanding. At June 30, 2001, based upon this limitation and $258.1 million outstanding under the revolving credit facility, availability under the revolving credit facility is limited to $16.9 million.

                             ON COMMAND CORPORATION

     On June 29, 2001, the Company authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable preferred Stock, Series D to Ascent for cash consideration of $60 million. Pursuant to the Series D Purchase Agreement, the Series D shares are issuable in three sub-series, Series D-1, Series D-2 and Series D-3, each with an aggregate authorized amount of $20 million in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares will be issued after June 30, 2001 and on or before September 30, 2001 and the Series D-3 shares will be issued after September 30, 2001 and on or before December 31, 2001. On July 30, 2001, the Company gave notice to Ascent in accordance with the Series D Purchase Agreement of its intention to sell 20,000 shares of Series D-2 Preferred Stock to Ascent for cash consideration of $20 million on August 2, 2001.

     As of June 30, 2001, the Company has approximately $16.9 million of availability under its revolving credit facility and commitments to purchase $40 million of its Series D Preferred Stock. Based upon the Company's current projections of its sources and uses of cash, the Company anticipates it will use all of the remaining availability under the revolving credit facility and the proceeds from the issuance of its Series D Preferred Stock by February 2002. Accordingly, it will be necessary for the Company to raise incremental capital through additional debt or equity financing in order to satisfy its operations and capital expenditures. However, there can be no assurance that the Company will be able to secure such additional financing on terms acceptable to the Company, or if available, that the proceeds from such financing would be sufficient to enable the Company to fund all of its requirements. In addition, while Ascent's public indebtedness is outstanding, the Company will not be able to raise additional debt financing.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. Revolving loans extended under the Company's credit facility generally bear interest at variable rates based on the London Interbank Offering Rate ("LIBOR") and on certain financial ratios of the Company. At June 30, 2001, the Company had $258.1 million outstanding on its credit facility and the weighted average interest rate on such credit facility was 7.46%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at June 30, 2001 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $2.6 million.

                             ON COMMAND CORPORATION

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 2.           CHANGES IN SECURITIES

(a)      Not applicable.

(b)      Not applicable.

(c) On April 23, 2001, the Company sold 10,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series C, par value $.01 per share (the "Series C Preferred Stock") to Ascent in consideration of $10 million in cash in a private transaction exempt from the registration requirements of the Securities Act of 1934, as amended, pursuant to section 4(2) thereof. Shares of the Series C Preferred Stock are not convertible into or exchangeable for any other securities of the Company.

     On June 29, 2001, the Company authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share (the "Series D Preferred Stock") to Ascent in consideration of $60 million in cash in a private transaction exempt from the registration requirements of the Securities act of 1933, as amended, pursuant to section 4(2) thereof. Shares of the Series D Preferred Stock are convertible, on or after December 31, 2002, at the option of the holder, into the Company's common stock at a conversion price of $7.55 per share of common stock.

(d)      Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.           OTHER INFORMATION

     None.

                             ON COMMAND CORPORATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit

         10.1 - Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version) (confidential treatment requested).

(b)      Reports on Form 8-K

     The registrant filed with the Commission on June 27, 2001 a form 8-K describing the Company's board of directors election of Carl E. Vogel as the new chairman of the board, and the appointment of William D. Myers as executive vice president and chief financial officer and Pamela J. Strauss as vice president and general counsel. The filing also describes the Company's revised revenue and operating cash flow guidance for 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on August 2, 2001.


                              ON COMMAND CORPORATION


Date: August 2, 2001          By:  /s/  William D. Myers
                                  ---------------------------------------------
                                   William D. Myers
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Accounting and Financial
                                   Officer)