Form 10-Q
period 2001-09-30
ON COMMAND CORP
filed 2001-11-14
CIK 1020871

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

Commission File Number:  00-21315


                             ON COMMAND CORPORATION
   --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Delaware                           77-04535194
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


        7900 East Union Avenue
          Denver, Colorado                                 80237
   ----------------------------------------       ---------------------------
   (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (720) 873-3200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

     The number of shares outstanding of the Registrant's Common Stock as of November 1, 2001 was 30,866,327 shares.

                             ON COMMAND CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                        September 30,      December 31,
                                                            2001              2000
                                                        -------------      ------------
                                                            (amounts in thousands)
ASSETS

Current assets:
   Cash and cash equivalents                              $   1,997              3,569
   Accounts receivable, (net of allowance
      for doubtful accounts of $1,510 on
      9/30/01 and $1,366 on 12/31/00)                        36,126             35,514
   Note receivable Hotel Digital Network
      ("DMN") (Note 5)                                           --              1,445
   Other current assets                                       3,018              1,993
                                                          ---------          ---------
      Total current assets                                   41,141             42,521

Video systems, net                                          301,013            296,221
Property and equipment, net                                  23,468             21,182
Goodwill, net                                                66,811             68,921
Cost investments (Notes 4 and 10)                            25,142              1,563
Note receivable STSN, Inc. ("STSN") (Note 4)                     --              5,015
Other assets, net                                             3,847              3,871
                                                          ---------          ---------
                                                          $ 461,422            439,294
                                                          =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          27,428             41,627
   Accrued compensation                                       6,480              7,077
   Other accrued liabilities                                  5,091             10,906
   Current portion of capital lease
      obligations (Note 6)                                      704                705
   Taxes payable                                              4,774              5,457
                                                          ---------          ---------
      Total current liabilities                              44,477             65,772

Debt (Note 6)                                               276,268            248,465
                                                          ---------          ---------
      Total liabilities                                     320,745            314,237
                                                          ---------          ---------
Commitments and contingencies (Notes 6 and 10)

Stockholders' equity:
   Preferred stock, $.01 par value; shares
      authorized - 10,000,000; Shares issued and
      outstanding -  78,500 on 9/30/01 and 13,500
      on 12/31/00; (Note 7)                                       1                 --
   Common stock, $.01 par value; shares
      authorized - 150,000,000; Shares issued and
      outstanding - 30,853,501 on 9/30/01 and
      30,491,070 on 12/31/00;                                   309                306
   Additional paid-in capital - Preferred                    89,987             21,688
   Additional paid-in capital - Common                      255,812            253,801
   Common stock warrants                                     31,450             31,450
   Other comprehensive income - cumulative
      translation loss                                       (5,018)            (3,060)
   Accumulated deficit                                     (209,048)          (157,454)
   Note receivable from stockholder                         (22,816)           (21,674)
                                                          ---------          ---------
      Total stockholders' equity                            140,677            125,057
                                                          ---------          ---------
                                                          $ 461,422            439,294
                                                          =========          =========

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
                                                      (amounts in thousands, except per share amounts)
Revenue:
   Room                                            $ 55,342         62,822        175,359        188,296
   Video system sales and other                       2,980          6,010          8,516         11,269
                                                   --------       --------       --------       --------
                                                     58,322         68,832        183,875        199,565
                                                   --------       --------       --------       --------
Direct costs:
   Room                                              28,187         29,336         86,291         86,397
   Video system sales and other                       1,914          1,380          6,049          5,131
                                                   --------       --------       --------       --------
                                                     30,101         30,716         92,340         91,528
                                                   --------       --------       --------       --------
      Direct income                                  28,221         38,116         91,535        108,037

Operating expenses:
   Operations                                         7,512          7,746         25,210         23,672
   Research and development                           1,309          2,464          4,667          6,542
   Selling, general and administrative                4,597          7,384         17,652         19,902
   Depreciation and amortization                     20,697         21,317         61,956         63,324
   Relocation and restructuring (Note 8)              1,824          2,997         13,269          2,997
                                                   --------       --------       --------       --------
                                                     35,939         41,908        122,754        116,437
                                                   --------       --------       --------       --------
      Operating loss                                 (7,718)        (3,792)       (31,219)        (8,400)

Other income (expense):
   Interest expense                                  (4,506)        (4,871)       (15,310)       (11,739)
   Legal settlement and other income
      (expense) (Note 10)                               (62)           178         (4,826)           490
                                                   --------       --------       --------       --------
                                                     (4,568)        (4,693)       (20,136)       (11,249)
                                                   --------       --------       --------       --------
      Loss before income taxes                      (12,286)        (8,485)       (51,355)       (19,649)

Income tax benefit (expense)                           (184)             8           (239)          (355)
                                                   --------       --------       --------       --------
   Net loss                                         (12,470)        (8,477)       (51,594)       (20,004)

Preferred stock dividend                             (1,251)            --         (2,287)            --
                                                   --------       --------       --------       --------
   Net loss applicable to common stockholders      $(13,721)        (8,477)       (53,881)       (20,004)
                                                   ========       ========       ========       ========
Basic and diluted net loss per common
   share (Note 3)                                  $  (0.44)         (0.27)         (1.75)         (0.65)
                                                   ========       ========       ========       ========
Shares used in basic and diluted per common
   share computations                                30,855         30,531         30,770         30,460
                                                   ========       ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
            Condensed Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2001
                                   (unaudited)

                                             Additional  Additional             Accumulated
                                              paid-in     paid-in     Common      Other                      Notes       Total
                      Preferred  Common       Capital     Capital     Stock   Comprehensive  Accumulated   Receivable  Stockholders'
                       Stock      Stock      Preferred    Common     Warrants     Income       Deficit    Stockholder     Equity
                      ---------  --------   ----------  ----------   -------- -------------  -----------  -----------  -------------
                                                             (amounts in thousands)

BALANCE AT
  DECEMBER 31, 2000   $     --        306      21,688     253,801      31,450      (3,060)    (157,454)     (21,674)     125,057
Net loss                    --         --          --          --          --          --      (51,594)          --      (51,594)
Comprehensive loss -
  Translation
  adjustment                --         --          --          --          --      (1,958)          --           --       (1,958)
                      --------   --------    --------    --------    --------    --------     --------     --------     --------
TOTAL COMPREHENSIVE
  LOSS                      --         --          --          --          --      (1,958)     (51,594)          --      (53,552)
Exercise of stock
  options                   --         --          --          18          --          --           --           --           18
Issuance of common
  stock Under
  ESP plan                  --          1          --         158          --          --           --           --          159
Interest on
  stockholder note          --         --       1,142          --          --          --           --       (1,142)          --
Issuance of
  preferred stock            1         --      64,870          --          --          --           --           --       64,871
Preferred Stock
  Dividend                  --         --       2,287      (2,287)         --          --           --           --           --
Issuance of common
  stock in legal
  settlement with
  Maginet                   --          2          --       4,122          --          --           --           --        4,124
BALANCE AT
  SEPTEMBER 30, 2001  $      1        309      89,987     255,812      31,450      (5,018)    (209,048)     (22,816)     140,677
                      ========   ========    ========    ========    ========    ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
                                                              (amounts in thousands)
Cash flows from operating activities:
   Net loss                                                  $(51,594)       (20,004)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization                            62,755         63,324
      Loss on litigation settlement                             3,700             --
      Write-down of cost investment                             1,100             --
      Other non-cash items                                        302             14
      Changes in current assets and liabilities:
         Accounts receivable, net                              (1,431)        (4,350)
         Other current assets                                    (104)        (3,172)
         Accounts payable                                     (13,370)         5,811
         Accrued compensation                                  (2,087)         1,135
         Taxes payable                                           (610)          (675)
         Other accrued liabilities                             (1,698)         (2,072)
                                                             --------       --------
      Net cash provided (used) by operating activities         (3,037)        40,011

Cash flows from investing activities:
   Capital expenditures                                       (74,422)       (83,592)
   Cost investments and note receivable                       (15,985)        (3,000)
                                                             --------       --------
      Net cash provided (used) in investing activities        (90,407)       (86,592)
                                                             --------       --------
Cash flows from financing activities:
   Borrowings of debt                                          42,500         45,133
   Repayment of debt                                          (15,000)            --
   Proceeds from issuance of common and preferred stock        65,048          2,016
   Payment of capital lease obligations                          (807)        (2,049)
                                                             --------       --------
      Net cash provided (used) by financing activities         91,741         45,100
                                                             --------       --------
Effect of exchange rate changes in cash                           131           (594)
                                                             --------       --------
Net decrease in cash and cash equivalents                      (1,572)        (2,076)
                                                             --------       --------
Cash and cash equivalents, beginning of period                  3,569          8,972
                                                             --------       --------
Cash and cash equivalents, end of period                     $  1,997          6,896
                                                             ========       ========
Non-cash activity:
   Stock based compensation                                  $     --            659
                                                             ========       ========
Supplemental information:
   Cash paid for income taxes                                $    683            168
                                                             ========       ========
   Cash paid for interest                                    $ 15,196          7,706
                                                             ========       ========

See accompanying notes to condensed consolidated financial statements.

                             ON COMMAND CORPORATION
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

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

          The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include video games, Internet offerings, CD quality music and various hotel and guest services. At September 30, 2001, the Company had operating subsidiaries or branches in the United States, Canada, Mexico, Spain and the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

          The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 2001, as well as the results of its operations for the three and nine months ended September 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include the allowance for doubtful accounts receivable, inventory reserve, and the estimated useful lives of video systems, property and equipment and intangible assets, including goodwill and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

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

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements


          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized, measured and amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined. This statement is effective for financial statements issued for periods beginning after December 15, 2001. The Company expects that the adoption of this statement will result in a reduction of the amortization of Goodwill beginning January 1, 2002. In addition, the Company will periodically review the impairment of these assets.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for periods beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statements fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

3.   LOSS PER COMMON SHARE

          Basic loss per common share is computed by dividing net loss applicable to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted loss per common share is computed by dividing net loss applicable to common stockholders (numerator) by the weighted-average number of common equivalent shares outstanding (denominator) for the period. Common stock equivalent shares include common stock options, convertible preferred stock, and common stock warrants. As of September 30, 2001 and 2000, approximately 17.7 million and 12.3 million common stock equivalent shares have been excluded from the calculations because of their anti-dilutive effect on net loss per common share.

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

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

     in STSN include Marriott International, Inc.("Marriott"), a hotel company and major customer of OCC, and Siemens Corporation, a German corporation which, among many other things, manufactures electronic equipment and supplies. STSN has an exclusive contract with Marriott to provide its in-room Internet access services to Marriott hotels.

5.   ACQUISITION

          On February 28, 2001, pursuant to a stock purchase agreement between the Company and DMN, for aggregate consideration of approximately $1.7 million (which consisted primarily of the conversion of a $1.4 million promissory note and accrued interest thereon), DMN issued to the Company common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN. The Company previously recorded the promissory note as a note receivable in the December 31, 2000 consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over five years. In addition, the Company has agreed to fund additional contributions of up to $2.7 million towards future operations. The operating results of DMN are included in the Company's consolidated statements of operations from the date of acquisition.

6.   DEBT

          The components of debt are as follows:

                                        September 30,      December 31,
                                            2001              2000
                                        -------------      ------------
                                              (amounts in thousands)
     Revolving Credit Facility (a)         $ 274,633          $ 247,133
     Capital Lease Obligations                 2,339              2,037
                                           ---------          ---------
                                           $ 276,972          $ 249,170
     Less: Current portion of
        Capital Lease Obligations               (704)              (705)
                                           ---------          ---------
                                           $ 276,268          $ 248,465
                                           =========          =========

          (a) Effective September 30, 2001, the Company entered into a second amendment to the revolving credit facility. Under the terms of the amendment the maximum commitments under the revolving credit facility were reduced from $320 million to $275 million and the maturity date was reset from July 2005 to July 2004. Subject to certain conditions, the revolving credit facility can be renewed for two additional years. The Company's ability to draw additional funds under the facility is limited by certain financial covenants. Subject to such restrictions, the Company has $0.4 million of remaining commitments under the revolving credit facility.

          Borrowings under the revolving credit facility bear interest at the London Interbank Offering Rate plus a spread ranging from 1.10% to 2.75% depending on certain financial ratios of the Company. The Company must also pay a facility fee ranging from 0.15% to 0.50% per annum on the daily amount of the outstanding commitments under the revolving credit facility, payable in arrears and at maturity. The revolving credit facility contains customary covenants, most notably the inclusion of

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements

     restrictions on the Company's ability to pay dividends or make other distributions, limitation on capital expenditures, as well as maintaining minimum leverage and interest coverage ratios. In addition to the limitations on borrowings contained in the revolving credit facility, certain covenants in the public indebtedness of Ascent effectively prevent the Company's indebtedness under its revolving credit facility from exceeding an aggregate of $275 million so long as such public indebtedness of Ascent is outstanding.

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

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements


     such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Redeemable Preferred Stock are to be redeemed.

     Series D Preferred Stock

          On June 29, 2001, pursuant to a Preferred Stock Agreement between the Company and Ascent (the "Series D Purchase Agreement"), the Company authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share (the "Series D Preferred Stock") to Ascent in consideration of $60 million in cash. The Series D Purchase Agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2, and Series D-3, each with an aggregate authorized amount of $20 million in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares were issued on August 2, 2001, and the Series D-3 shares were issued on October 18, 2001. Shares of Series D Preferred Stock are convertible on or after December 31, 2002 at the option of the holder, into the Company's common stock at a conversion price of $7.55 per share of common stock.

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

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements


                Redemption Date                    Percentage
          -----------------------------            ----------
          June 30, 2005 - June 29, 2006                 4%
          June 30, 2006 - June 29, 2007                 3%
          June 30, 2007 - June 29, 2008                 2%
          June 30, 2008 - June 29, 2009                 1%
          June 30, 2009 - thereafter                    0%

8.   RELOCATION AND RESTRUCTURING COSTS

          The Company is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by December, 2001. During the three and nine months ended September 30, 2001, $1.8 million and $11.6 million of relocation expenses have been recognized and recorded. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses.

          On May 21, 2001, the compensation committee of the Company's board of directors approved a restructuring plan (the "Plan"), which affected approximately 50 employees. Severance costs associated with the Plan aggregated $1.7 million and were recognized during the nine months ended September 30, 2001.

9.   SIGNIFICANT CUSTOMER

          On March 21, 2001, the Company and Marriott entered into a definitive agreement pursuant to which the Company will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

10.  LITIGATION

          In September 1998, On Command Video Corporation ("OCV"), a wholly-owned subsidiary of the Company, filed suit against Maginet Corporation ("Maginet"), in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and Maginet was terminated by Maginet's material breach. Maginet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet. On January 4, 2001, the Company signed a settlement agreement with Maginet. In exchange for the (i) contribution of 100% of the Company's equity interest in various Asia-Pacific subsidiaries, (ii) payment of $1.0 million in cash, and (iii) issuance of 275,000 shares of the Company's common stock, the Company received a 7.5% minority interest in Maginet. The Company also agreed that Maginet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause the Company to repurchase all, but not less than all, of the shares of the Company's common stock issued to Maginet at a price per share of $15.00. This obligation will terminate if the Company's common stock closes at or above $15.00 per share on any ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of the Company's common stock held by Maginet are freely tradable

                             ON COMMAND CORPORATION

              Notes To Condensed Consolidated Financial Statements


     by Maginet during such time, either because a registration statement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. Due to the existence of the foregoing purchase price contingency, the Company has recorded the shares issued to Maginet at the specified amount of $15.00 per share. The Company estimated the fair value of its 7.5% minority interest at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000, and an additional charge of $3.7 million recorded in the first quarter of 2001. This additional charge was the result of a change in the estimate of the amount of intercompany debt to be forgiven in connection with the settlement.

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

OVERVIEW

     On Command Corporation is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the lodging industry. With the exception of the nine months ended September 30, 2001, in which the Company lost approximately 48,000 rooms, of which approximately 35,000 were the result of the Maginet settlement, the Company has experienced growth in the past eight years. The Company has increased its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 929,000 rooms at September 30, 2001, of which approximately 894,000 rooms are served by on-demand systems.

     The Company provides in-room video entertainment and information services on three technology platforms: the OCX video system, the OCV video system, and the SpectraVision video system. The OCX video system is a digital platform that provides enhanced multimedia applications, including an improved graphical interface for movies and games, CD quality music, television-based Internet with a wireless keyboard, and other guest services. As of September 30, 2001, the Company had installed the OCX video system in approximately 199,000 hotel rooms, 155,000 with Internet capability. The OCV video system is a patented video selection and distribution technology platform that allows hotel guests to select, on an on-demand basis, movies and games through the television sets in their rooms. As of September 30, 2001, the Company had installed OCV video systems in approximately 655,000 hotel rooms. The SpectraVision video system, which provides in-room movie entertainment on a rolling schedule basis, and in some upgraded variations on an on-demand basis, was, as of September 30, 2001, installed in approximately 75,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX video systems.

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

     As of September 30, 2001, approximately 89% of the Company's 929,000 installed rooms were located in the United States, with the balance located primarily in Canada, Mexico, Spain and the United Kingdom. In addition to installing systems in hotels served by the Company, the Company sells its systems to certain other providers of in-room entertainment which are licensed to use the Company's systems to provide on-demand,

                             ON COMMAND CORPORATION


in-room entertainment and information services on cruise ships and to hotel properties in Asia.

ANALYSIS OF OPERATIONS

     Following is selected financial information for the three and nine months ended September 30, 2001 compared to the corresponding periods for 2000.

                                                                  SELECTED FINANCIAL INFORMATION
                                                        (in thousands, except hotel and room amounts)

                                              Three Months Ended                                   Nine Months Ended
                                 ----------------------------------------------    ----------------------------------------------
                                                % Of                     % Of                      % Of                     % Of
                                  Sept 30,      Total      Sept 30,      Total      Sept 30,      Total      Sept 30,      Total
                                   2001        Revenue      2000        Revenue      2001        Revenue       2000       Revenue
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
Revenue:
  Room                           $  55,342        94.9%   $  62,822        91.3%   $ 175,359        95.4%   $ 188,296        94.4%
  Video systems/other                2,980         5.1%       6,010         8.7%       8,516         4.6%      11,269         5.6%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
                                    58,322       100.0%      68,832       100.0%     183,875       100.0%     199,565       100.0%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
Direct costs:
  Room                              28,187        48.3%      29,336        42.6%      86,291        46.9%      86,397        43.3%
  Video systems/other                1,914         3.3%       1,380         2.0%       6,049         3.3%       5,131         2.6%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
                                    30,101        51.6%      30,716        44.6%      92,340        50.2%      91,528        45.9%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
Direct profit                       28,221        48.4%      38,116        55.4%      91,535        49.8%     108,037        54.1%

Operating expenses:
  Operations                         7,512        12.9%       7,746        11.3%      25,210        13.7%      23,672        11.9%
  Research & development             1,309         2.2%       2,464         3.6%       4,667         2.5%       6,542         3.3%
  Selling, general &
    administrative                   4,597         7.9%       7,384        10.7%      17,652         9.6%      19,902         9.9%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
                                    13,418        23.0%      17,594        25.6%      47,529        25.8%      50,116        25.1%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
Operating cash flow(1)              14,803        25.4%      20,522        29.8%      44,006        23.9%      57,921        29.0%

Depreciation and amortization       20,697        35.5%      21,317        31.0%      61,956        33.7%      63,324        31.7%
Relocation and restructuring         1,824         3.1%       2,997         4.3%      13,269         7.2%       2,997         1.4%
Interest expense                     4,506         7.7%       4,871         7.1%      15,310         8.3%      11,739         5.9%
Legal settlement and other
  income (expense)                      62         0.1%        (178)       (0.3)%      4,826         2.6%        (490)       (0.2)%
Income taxes                           184         0.3%          (8)        0.0%         239         0.1%         355         0.2%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
                                    27,273        46.8%      28,999        42.1%      95,600        51.9%      77,925        39.0%
                                 ---------     -------    ---------     -------    ---------     -------    ---------     -------
Net loss                         $ (12,470)      (21.4)%  $  (8,477)      (12.3)%  $ (51,594)      (28.1)%  $ (20,004)      (10.0)%
                                 =========     =======    =========     =======    =========     =======    =========     =======

(1) Operating cash flow represents earnings before interest, income taxes, depreciation, amortization, relocation and restructuring expense, and legal settlement and other expenses. The most significant difference between operating cash flow and cash provided from operations is changes in working capital, relocation and restructuring expenses and interest expense. Operating cash flow is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies. In addition, management believes operating cash flow provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. Operating cash flow is not intended to represent cash flows for the period, or to depict

                             ON COMMAND CORPORATION


funds available for dividends, reinvestment or other discretionary uses. Operating cash flow has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States of America.

                                   Sept 30         % of Total    Sept 30         % of Total
                                    2001             Rooms         2000            Rooms
                                   --------        ----------    --------        ----------
                                        (in thousands, except hotel and room amounts)
Other data:
Net cash provided (used in):
   Operating activities             (3,037)                        40,011
   Investing activities            (90,407)                       (86,592)
   Financing activities             91,741                         45,100
Total hotels                         3,442                          3,494
Total rooms                        929,000                        975,000
Room composition:
Geographic
   Domestic                        823,000             89%        841,000            86%
   International                   106,000             11%        134,000            14%
Platform type:
   OCX                             199,000             21%        118,000            12%
   OCV                             655,000             71%        719,000            74%
   SpectraVision                    75,000              8%        138,000            14%
System type
   On-demand                       894,000             96%        922,000            95%
   Scheduled Only                   35,000              4%         53,000             5%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Revenue consists primarily of fees from hotels for guest programming, pay-per-view movies, video games, CD quality music, Internet services and other services provided through the Company's in-room video systems (collectively room revenue) and sales of the Company's in room video system to other entertainment providers (video system revenue). Room revenue decreased $7.5 million and $12.9 million during the three and nine months ended September 30, 2001 compared to the corresponding periods in 2000. The decreases are the result of an overall decrease in occupancy rates in the hotel industry and a reduction in total rooms served by the Company, offset by an increase in room revenue generated primarily from the Company's @Hotel TV internet and short video products. Through August 31, 2001, compared to the corresponding period in 2000, occupancy rates have decreased approximately 3.0%. During this same period, luxury hotels experienced a greater decrease in occupancy rates at approximately 5.2%. In addition, the events that took place on September 11, 2001 resulted in an additional 18% to 20% decrease in occupancy in the month of September.

     In addition to the decrease in overall occupancy rates, the Company has also experienced a decrease in total rooms served. Total rooms served decreased from approximately 975,000 rooms as of September 30, 2000 to approximately 929,000 rooms as of September 30, 2001. The decrease is due in part to the loss of approximately 35,000 rooms, related to the Company's Asia-Pacific operations, as part of the settlement

                             ON COMMAND CORPORATION

agreement with Maginet (see Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements). The settlement agreement was finalized on March 1, 2001, therefore the results of operation of the Asia-Pacific assets have been included in the accompanying condensed consolidated financial statements for two months in 2001 compared to nine months in 2000. Incremental room revenue attributable to the Asia-Pacific assets was approximately $1.8 million and $5.6 million for the three and nine months ended September 30, 2000, respectively. The remaining decrease in total rooms is due primarily to the Company's decision to discontinue service in non-profitable hotels.

     These decreases have been offset by an increase in other interactive room services principally @Hotel TV Internet and the short video products. The increase in @Hotel TV and short video revenue is attributable to an increase in the number of rooms providing such services. As of September 30, 2001, the room base for @Hotel TV was approximately 155,000 rooms, a 87% increase over the corresponding date in 2000 and the room base for short videos was approximately 558,000 rooms, a 95% increase over the corresponding date in 2000.

     Video systems and other revenue for the three and nine months ended September 30, 2001 decreased $3.0 million and $2.8 million respectively, as compared to the corresponding periods in 2000. This decrease is attributable to royalty income of $3.9 million, which was earned during 2000 in an agreement in which LodgeNet Entertainment Corporation purchased licensing rights to the Company's patented technologies. This decrease was offset by a higher volume of sales to external distributors of the Company's video systems.

     Direct costs consist primarily of hotel commissions, fees paid to movie and other content providers, connectivity costs associated with the Company's internet product and costs associated with the manufacturing of video systems sold to other providers. Direct cost from room revenue was 48.3% and 46.9% of total revenue during the three and nine months ended September 30, 2001 compared to 42.6% and 43.3% for the corresponding periods in 2000. The increase is due principally to higher costs associated with providing additional channels of free-to-guest programming to hotels upgraded to the OCX video system. Additionally, during the three and nine months ended September 30, 2001 broadband connectivity costs to hotels that distribute @Hotel TV Internet increased approximately $0.5 million and $2.1 million, respectively. The increase in such costs is due to a corresponding increase in the number of hotels distributing such product. As of September 30, 2001, 164 hotels were Internet capable, a 55% increase over the same period in 2000. Direct costs from video systems and other revenue as a percentage of total revenue increased during the three and nine months ended September 30, 2001 as a result of the sale of lower margin equipment to certain distributors.

     Operation expenses consist primarily of labor and material required to maintain the existing equipment in hotels. Operation expenses as a percentage of total revenue was 12.9% and 13.7% during the three and nine months ended September 30, 2001 compared to 11.3% and 11.9% in 2000. The increase is principally due to additional maintenance activities and other indirect costs, which are not subject to capitalization.

     Research and development expenses represented 2.2% and 2.5% of total revenue for the three and nine months ended September 30, 2001 compared to 3.6% and 3.3% for the corresponding periods in 2000. The decrease is primarily due to savings associated with a reduction in personnel and contract labor expense.

     Selling, general and administrative expenses represented 7.9% and 9.6% of total revenue for the three and nine months ended September 30, 2001 compared to 10.7% and 9.9% for the corresponding periods in 2000. The decrease is the result of savings associated with the restructuring plan approved by the Company's board of directors in May 2001, as well as additional savings in various administrative functions.

                             ON COMMAND CORPORATION

     Depreciation and amortization expenses decreased $0.6 million and $1.4 million during the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000. The decreases are due to a reduction in the depreciable base of video systems and property and equipment, resulting from the disposition of the Company's Asia-Pacific assets to Maginet, as well as an increase in the number of fully depreciated OCV and SpectraVision video systems.

     Relocation and restructuring expenses for the three and nine months ended September 30, 2001 include $1.8 million and $11.6 million, respectively, of costs related to severance, stay bonuses, moving and travel costs, contractors, and redundant salaries associated with relocating the Company's headquarters to Denver, Colorado. The Company expects to complete its relocation by December 2001. In addition, in May 2001 the compensation committee of the Company's board of directors approved an additional restructuring plan (the "Plan"), which affected approximately 50 employees. Severance costs associated with the Plan aggregated $1.7 million and were recognized during the nine months ended September 30, 2001. Annual personnel savings from the Plan are estimated to be approximately $5.4 million.

     Interest expense was comparable during the three months ended September 30, 2001 and 2000. Interest expense for the nine months ended September 30, 2001 increased $3.6 million as compared to the corresponding period in 2000. The increase during the nine month period is due to additional borrowings under the Company's revolving credit facility.

     Legal settlement and other expenses represent primarily costs associated with the settlement of the Maginet litigation (see Note 10 in the accompanying Condensed Consolidated Financial Statement).

     Provision for income taxes during the three and nine months ended September 30, 2001 represents tax on income in certain international and domestic jurisdictions.

     Net loss increased to $12.5 and $51.6 for the three and nine months ended September 30, 2001 as compared to $8.5 and $20.0 for the corresponding periods in 2000. Such increases in net loss are due primarily to a decrease in revenue resulting from lower occupancy rates, as well as expenses associated with the relocation and restructuring of the Company's corporate office, the settlement of the Maginet litigation and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash during the nine months ended September 30, 2001 and September 30, 2000, respectively, was cash provided by financing activities of $91.7 million and $45.1 million. In addition, during the nine months ended September 30, 2001, the Company used cash from operating activities of $3.0 million, and during the nine months ended September 30, 2000, had sources of cash from operating activities of $40.0 million. For the nine months ended September 30, 2001 and September 30, 2000, respectively, cash was expended primarily for capital expenditures aggregating $74.4 and $83.6 million, related primarily to the conversion of hotels equipped with the SpectraVision and OCV video systems to the Company's new OCX video systems, the installation of new hotels and internal fixed asset purchases and investments in and advances to certain strategic partners aggregating $16.0 million and $3.0 million, respectively.

     On June 29, 2001, the Company authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D to Ascent for aggregate cash consideration of $60 million. Pursuant to the Series D Purchase Agreement, the Series D shares are issuable in three sub-series, Series D-1, Series D-2 and Series D-3, each with an aggregate authorized amount of $20 million in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares were issued on August 2, 2001 and the Series D-3 shares were issued on October 18, 2001.

                             ON COMMAND CORPORATION


     Effective September 30, 2001, the Company entered into an amendment to its revolving credit facility whereby, among other things, the maximum commitments under the facility were reduced from $320.0 million to $275.0 million. As of September 30, 2001, outstanding borrowings under the revolving credit facility aggregated $274.6 million. The Company's ability to draw additional funds under the facility is limited by certain financial covenants. Subject to such restrictions the Company has $0.4 million of remaining commitments under the revolving credit facility.

     In addition to the limitations on borrowing contained in the revolving credit facility, certain covenants in the public indebtedness of Ascent effectively prevent the Company's senior indebtedness from exceeding an aggregate of $275.0 million so long as such public indebtedness of Ascent is outstanding. However, subject to certain restrictions under the Ascent indenture, the Company may incur additional indebtedness provided such indebtedness is subordinate to the Company's senior indebtedness.

     As of September 30, 2001, the Company has approximately $2.0 million in cash, $0.4 million of availability under its revolving credit facility and a commitment to purchase $20.0 million of Series D-3 Preferred Stock, which shares were subsequently issued on October 18, 2001. There can be no assurance that the Company will be able to secure such additional financing on terms acceptable to the Company, or if available, that the proceeds from such financing would be sufficient to enable the Company to fund all of its requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. Revolving loans extended under the Company's revolving credit facility generally bear interest at variable rates based on the London Interbank Offering Rate ("LIBOR") and on certain financial ratios of the Company. At September 30, 2001, the Company had $274.6 million outstanding on its revolving credit facility and the weighted average interest rate on such revolving credit facility was 6.56%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates at September 30, 2001 would increase (or decrease), the Company's annual interest expense and cash outflow by approximately $2.7 million.

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

ITEM 2. CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) On March 5, 2001, the Company sold 15,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series B, par value $0.1 per share (the "Series B Preferred Stock") to Ascent in consideration of $15 million in cash in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Shares of the Series B Preferred Stock are not convertible into or exchangeable for any other securities of the Company.

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

(d)  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on November 14, 2001.

                                ON COMMAND CORPORATION

Date: November 14, 2001         By: /s/ William D. Myers
                                    ------------------------------------------
                                    William D. Myers
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)