Form 10-K
period 2001-12-31
ON COMMAND CORP
filed 2002-03-27
CIK 1020871

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 00-21315

ON COMMAND CORPORATION
(Exact Name of Registrant as specified in its charter)

DELAWARE (State of Incorporation)	77-04535194 (IRS Employer Identification No.)
7900 E. Union Ave., Denver, CO (Address of Principal Executive Offices)	80237 (Zip code)

Registrant's telephone number, including area code: (720) 873-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Series A Common Stock Purchase Warrants
Series B Common Stock Purchase Warrants

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 1, 2002, was $47,086,000 based upon a price of $4.10 per share, which was the last sales prices of such stock on March 1, 2002, as reported on the NASDAQ National Market Reporting System. As of March 1, 2002, there were 30,888,859 shares of the Registrant's Common Stock issued and outstanding.

ON COMMAND CORPORATION
2001 ANNUAL REPORT ON FORM 10-K
Table of Contents

Page
Part I
Item 1.	Business	I-1
Item 2.	Properties	I-14
Item 3.	Legal Proceedings	I-14
Item 4.	Submission of Matters to a Vote of Security Holders	I-14
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II-4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-11
Item 8.	Financial Statements and Supplementary Data	II-12
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-12
Part III
Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-5
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-9
Item 13.	Certain Relationships and Related Transactions	III-14
Part IV
Item 14.	Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K	IV-1

PART I

Item 1. Business.

General Development of Business

        On Command Corporation and its majority-owned subsidiaries (collectively the "Company" or "On Command") is the leading provider (by number of rooms served) of in-room, video entertainment and information services to hotels, motels and resorts. At December 31, 2001, the Company provided in-room entertainment services to approximately 926,000 hotel rooms. Approximately 89% of On Command's total installed rooms are located in the United States, with the balance located primarily in Canada, Mexico and Europe. The majority of the Company's domestic operations are conducted through its primary subsidiary, On Command Video Corporation. Of the Company's total rooms, approximately 893,000 are served by on-demand systems. A hotel, motel or resort is collectively referred to herein as a "hotel."

        On Command has sustained losses from operations and net losses since inception and as of December 31, 2001, reported an accumulated deficit of approximately $243,170,000. The Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures. Historically, the Company has required significant external financing to fund the costs of installing and upgrading video systems in its hotels. However, during 2002, the Company intends to reduce its reliance on external financing by reducing expenses and by more effectively managing capital expenditures. Notwithstanding the foregoing, the Company anticipates that it will require additional external financing to fund any significant new growth opportunities or unanticipated liquidity requirements. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent") for the purpose of (i) effecting the merger (the "Merger") of On Command Video Corporation ("OCV"), a majority-owned subsidiary of Ascent, with a wholly-owned subsidiary of On Command Corporation, after which OCV became a wholly-owned subsidiary of On Command Corporation, and (ii) effecting the acquisition (the "Acquisition") of Spectradyne, Inc. Following the Acquisition, Spectradyne, Inc. changed its name to SpectraVision, Inc ("SpectraVision"). The Merger and Acquisition were effective on October 8, 1996. At the time of the Merger and Acquisition, Ascent had been a majority-owned subsidiary of COMSAT Corporation ("COMSAT"). On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders. On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent, and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. Liberty, primarily through its ownership interest in Ascent, controls approximately 62.83% of On Command's outstanding common stock. Accordingly, Liberty currently has the voting power to control all matters requiring majority approval of On Command's stockholders. Liberty's interests may not be the same as those of the other On Command stockholders.

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance, or achievements of On Command, or industry results, to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

  •
  General economic and business conditions, and trends in the travel and entertainment industries;

  •
  Trends in hotel occupancy rates and business and leisure travel patterns;

  •
  The Company's ability to access quality movies, programming networks and other content on acceptable terms;

  •
  The regulatory and competitive environment of the industry in which On Command operates;

  •
  Uncertainties inherent in new business strategies such as the Company's recent efforts to expand its target market to include smaller hotels;

  •
  New product launches and development plans, including the future profitability of such added services;

  •
  Competitive threats posed by rapid technological changes;

  •
  The development and provision of new services such as the Company's recently introduced Internet service, short subject videos and digital music, and customer acceptance and usage rates of such services;

  •
  Uncertainties inherent in the Company's efforts to improve future operating results by increasing revenue and decreasing costs;

  •
  Uncertainties inherent in the Company's efforts to more effectively manage capital expenditures and decrease its reliance on external financing;

  •
  The ability of vendors to deliver required equipment, software and services;

  •
  Availability of qualified personnel;

  •
  Changes in the nature of key strategic relationships with hotel chains and their franchisees, including the renewal of existing agreements on favorable terms;

  •
  Competitor responses to On Command's products and services, and the overall market acceptance of such products and services; and

  •
  Other factors discussed in this Report.

        Many of the foregoing risks and uncertainties are discussed in greater detail under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and On Command expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in On Command's expectations with regard thereto, or any other changes in events, conditions, or circumstances on which any such statement is based.

Narrative Description of Business

Industry Background

        The provision of in-room entertainment and information services to the hotel industry includes offering pay-per-view motion pictures, archived television content, games, digital music, Internet connectivity, guest programming of select pay cable channels and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including the Company's patented video switch) enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Depending on the type of system installed and the size of the hotel, guests can choose between 40 and 85 different movies with an on-demand system. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as Internet services, games, digital music, guest folio review, automatic checkout, survey completion and guest messaging. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, satellite distribution companies, telecommunications companies, laptop connectivity companies and others. See additional discussion in "Competition" below.

Operating And Growth Strategy

        On Command's operating and growth strategy is to: (i) increase revenue and create new revenue sources through an expanding range of interactive and information services offered through the OCX video system and OCV video systems including TV Internet, games and digital music; and (ii) increase its installed customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels currently without service, converting hotels currently served by other providers whose contracts are expiring and servicing hotels that are acquired or constructed by existing customers. Historically, On Command has primarily been focused on business and leisure hotels with approximately 150 rooms or more. On Command recently broadened its strategy for obtaining new hotel customers to target both smaller hotels (hotels with 75 to 150 rooms) and lower cost hotels.

Video Systems

  OCX Video System

        The OCX video system is a multimedia platform that can incorporate digital content storage. The OCX video system currently is capable of providing interactive multimedia menus, high-speed television-based Internet service, Sony PlayStation™ games and digital music, as well as the ability to offer more choices of higher-quality on-demand movie services. Potential offerings using the digital platform include non-theatrical short videos (such as business, lifestyle and sports videos) and special events, including out-of-market sports events. On Command has developed an updated version of the OCX video system, marketed under the name Roommate. This new version expands upon the basic architecture of the OCX video system, allowing On Command to take advantage of general cost reductions in hardware technology while preserving its investment in its Site Manager software, discussed below. Roommate was launched in October 2001. Due to the cost benefits and greater storage capacity associated with Roommate, On Command is generally installing the Roommate system in all new hotels or hotels where the existing video system is being replaced. At December 31, 2001, On Command had installed the OCX video system in 217,000 rooms, 10,000 of which had the Roommate system.

        The OCX video system supports a high degree of interactivity and customization, including a multimedia user interface. The OCX video system is a standards-based, client-server architecture utilizing Windows NT Server in the "back end" and a customized NTSC version of Microsoft's Internet Explorer running on Windows 98 PC clients in the "front end." HTML-based menus allow integration of content and navigational elements. Video content is provided primarily via a digital file server or an array of video cassette players.

        A key component of the OCX video system is the "Site Manager" software application that controls the system, interfaces with the hotel billing management systems, and acts as the OCX video system's overall resource manager (including user session management and resource allocation).

        The OCX video system provides enhanced multimedia applications and Internet access using a customized version of Microsoft's Internet Explorer, adapted for use over the television in conjunction with a wireless keyboard. Internet service is available to guests for a daily fee and includes complete web access. On Command has also partnered with several Internet content providers to organize hotel-friendly Internet sites. The OCX video system operates by means of several client computers that serve multiple guestrooms and are located outside of the actual rooms.

        The OCX video system provides a significant increase both in the breadth of possible services and in the efficiency of providing them. While the platform itself may be extended or upgraded to support extensive product offerings, current implementations include video-on-demand, television-based Internet access, Sony PlayStation™ video games, digital music and a rich multimedia user interface. With the OCX video system technology, each component of the platform has multiple uses. For example, the same PC client used for navigating graphics-intensive menus is used subsequently for accessing the Internet and sending e-mail. With digital content storage, a feature film could be replaced by four 30-minute short subject videos (for example, instructional videos, self-help videos or comedy videos), unlike one-for-one replacement with videocassettes. More importantly, digital content storage will allow the Company to begin a transition to electronic delivery of program content.

  OCV Video System

        The On Command video system (the "OCV video system") is the Company's original platform, and the predecessor to the OCX video system. At December 31, 2001, On Command had installed the OCV video system in approximately 644,000 hotel rooms. The OCV video system was patented by On Command in 1992 and consists of a microprocessor controlling the television in each room, a hand-held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of the OCV video system's proprietary video switching technology. Movie starts are controlled automatically by the system computer. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill.

        Manual functions of the OCV video system equipment are limited to changing videocassettes once per month and are all handled by On Command's service personnel, who also update the system's movie titles screens. The OCV video system's information system is capable of generating regular reports of guests' entertainment selections, permitting the OCV video system to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. The OCV video system provides more copies of the most popular programming to hotels. The OCV video system includes a computerized in-room on-screen menu that offers guests a list of only those movie selections available to the guest at that time rather than all of the titles currently playing at the hotel. This minimizes the possibility of a guest being disappointed when the guest's selection is not available. The high-speed, two-way digital communications capability of the OCV video system enables On Command to provide advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The OCV video system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

        The Company has developed a technology that will economically allow the Company to upgrade its OCV video system to digitally provide music, non-rated motion pictures intended for mature audiences and a full-motion video and audio promotional screen. The Company expects the upgrade to be available in mid-2002. Although no assurance can be given, the Company anticipates that upgraded OCV video system will provide increased opportunities for revenue growth.

  SpectraVision Video System

        The SpectraVision video system, which provides in-room entertainment on a rolling schedule basis, and in some upgraded variations, on an on-demand basis, was installed in approximately 65,000 hotel rooms at December 31, 2001. The SpectraVision video system generally offers fewer movie choices than the OCX video system or the OCV video system.

Capital Cost Per Room

        On Command undertakes a significant investment when it installs its system in a hotel property. The Company's installation costs generally include labor and equipment costs, and in some cases, the cost of installing a hotel's cable and antennae system. In general, the cost of installing video systems in hotels has decreased as the Company has developed new technology. For example, the cost of installing the Roommate version of OCX, which is currently the Company's most technologically advanced system, is typically lower than the cost of installing the basic OCX or OCV video systems. In addition, as described above, the Company has developed technology that will enable the Company to upgrade portions of the OCV video system to a digital platform at a significantly lower cost than that which would be required to perform a full conversion of the OCV video system to the Roommate version of OCX.

Services

  Pay-Per-View Movie Services

        On Command provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and non-rated motion pictures intended for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose between 40 and 85 different movies with an on-demand system, or from eight to twelve movies with a scheduled system.

        On Command obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's net revenue generated by the pay-per-view system. Typically, On Command obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. On Command attempts to license pictures as close as possible to motion pictures' theatrical release date to benefit from the studios' advertising and promotional efforts. On Command also obtains non-rated motion pictures intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

        The revenue generated from On Command's pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace, and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. The business of On Command is closely related to the performance of the business of the deluxe, luxury and upscale hotel segments of the hotel industry. Movie price levels are set based on the guest mix profile at each property and overall economic conditions. Currently, On Command's movie prices typically range from $8.99 to $12.99 (or $19.99 to $21.99 for 24-hour viewing of certain non-rated motion pictures intended for mature audiences).

  Short Subjects

        In addition to movies, On Command has begun providing short video programming options to the hotel guest. This content includes HBO's Sex and the City and The Sopranos, two very popular series, the comedy series Seinfeld, Showtime's Red Shoe Diaries, programming from the Discovery Networks and other entertainment packages. On Command currently charges $5.99 to $9.99 for one hour of programming and pays the supplier of the programming a percentage of net revenue from the programming. The short subjects offer an alternative to many guests with limited time who cannot watch a full-length feature movie. On Command believes short video programming will continue to grow in popularity with the traveling business customer.

  Internet Services

        Beginning in 1997, On Command developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. In July 1999, On Command commercially released its OCX video system, which enables guests to access the Internet through the television and wireless keyboard in their room. This service allows up to 24 hours of access for a typical price of $9.95. On Command is continually upgrading this service through improved versions of its Internet browser software that offer better reformatting for the television and improved speed. On Command believes its television Internet product will continue to increase in popularity, as On Command is able to develop and acquire aggregated television formatted Internet content of particular interest to the hotel guest. On Command pays its Internet browser provider a flat software fee and either On Command or the applicable hotel pay the connectivity fees related to the service. At December 31, 2001, On Command had installed this Internet service in approximately 172,000 rooms.

        On Command has also tested high-speed laptop connectivity for hotel rooms and high-bandwidth services for conference spaces in a small number of properties. Due to the poor financial results experienced and the high costs of maintaining the product, the Company has decided to no longer directly provide this service to its hotel customers. Instead, the Company will pursue high-speed laptop connectivity through its investee, STSN, Inc., a high-speed access provider.

  Music

        In March 2001, On Command acquired 80% control of Hotel Digital Network, Inc. ("Hotel Digital Network"), a company that provides in-room music content to hotels through On Command and other in-room entertainment providers. Until February 2002, Hotel Digital Network operated under the name Digital Music Network. In February 2002, Hotel Digital Music Network began doing business under the name Instant Media Network ("IMN"). With the IMN system, an On Command hotel guest can choose from an array of 600 CD titles of many genres to listen to for a two-hour period for a price of $9.99. The IMN system, called MusicOnCommand, integrates seamlessly into the OCX video system architecture. Data on guest use indicates that it occurs at times apart from those associated with heavy television viewing times and suggests that it will supplement On Command's other pay-per-view offerings. At December 31, 2001, On Command had installed its music product in 36,000 rooms. On Command plans to install and market MusicOnCommand aggressively in 2002. IMN's agreements with its suppliers provides for IMN to pay the suppliers a percentage of net revenue generated from the service.

  Game Services

        At December 31, 2001, On Command offered video games in approximately 339,000 rooms. Both the OCX and OCV video systems support Sony PlayStation™ games. Children, families and business travelers can entertain themselves with the most popular video game titles available on the market.

There are on average 8 to 10 titles available in most rooms in which video games are offered at a guest price of $6.99 per hour. On Command pays its video game suppliers a flat software fee. In addition, Sony receives a percentage of net revenue generated from the service.

  Guest Programming Services

        On Command also markets guest programming services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, Starz, ESPN, Turner, Disney Channel, Discovery and other popular cable networks, which the hotel provides to guests at no additional cost. On Command provides hotels with guest programming services through a variety of arrangements, including having the hotel pay the company a monthly fee per room for each programming channel selected or including the cost or part of the cost of such programming within the Company's overall contractual arrangements with the hotel or hotels. On Command has a unique contract with each network vendor (approximately 25 vendors, serving 50-60 channels). Payment to network vendors is based on subscriber room count but also use variables such as the combination of channels received, occupancy, volume and penetration. The terms of the contracts with network vendors average three to five years.

  Other Hotel and Guest Services

        In addition to entertainment services, On Command provides other guest services to the hotel industry. These additional services use the two-way interactive communications capability of the Company's equipment. Among the guest services provided are video check-out, room service ordering and guest satisfaction surveys. Guest services are available in various foreign languages.

Sales and Marketing

        Substantially all of On Command's growth to date has been derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors are expiring or have expired. On Command believes that opportunities for additional growth in the deluxe, luxury and upscale hotel markets in the United States are more limited than in the past. Therefore, the Company has broadened its strategy for obtaining new hotel customers to target both smaller hotels and lower cost hotels as well. Management anticipates that the lower costs and flexibility afforded by the continued design improvements in the Company's video platforms will make marketing to smaller hotels and lower cost hotels more economically attractive than in the past.

        On Command's marketing efforts have historically been primarily focused on business and leisure hotels with approximately 150 rooms or more. The Company also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. As mentioned above, the Company has recently begun to employ additional engineering, development and marketing efforts to target smaller hotels and certain lower cost hotels. On Command intends to continue targeting established hotel chains, certain business and leisure hotel management companies and selected independent hotels.

        In addition to broadening its strategy to obtain new customers, On Command's future growth will be derived from increased revenue earned from each equipped room. On Command markets its services to hotel guests primarily by means of on-screen advertising that highlights the services and motion picture selections for the month. During 2002, the Company plans to implement enhancements to the power-up barker channel on its OCX and OCV video systems. These enhancements should enable the Company to more effectively advertise its product offerings to its hotel guests and improve the buy rate.

Advertising

        On Command's platforms offer a wide range of venues that could be used to generate advertising revenue. These include advertising on the various menu screens that the hotel guest uses to navigate to movies, games, music or Internet access. Certain forms of such advertising may be subject to provisions contained in the Company's contracts with its hotel customers. On Command currently receives minimal revenue from advertising.

        The OCX video system is designed with an HTML page-based client server architecture with Internet access. Since the typical guest views many of the On Command screens, this presents multiple potential customer exposures for a potential advertiser. In addition, as the market leader for in-room, on-demand video entertainment and information services in the deluxe, luxury and upscale hotel markets, On Command offers advertisers exposure to very high-end viewer demographics. The ability to tie together menu-screen based advertising and Internet advertising to a national television advertising capability gives On Command a unique strength in the market.

Hotel Contracts

        For some of the Company's large customers, the Company negotiates and enters into a single master contract covering all hotels owned, and in some cases, managed by the customer. A master contract typically provides for the financial and operational terms that govern the provision of in-room services. However, the contractual relationship with an individual hotel that is covered by a master contract generally has a duration that commences on the date that the Company's video system becomes operational in that hotel. Accordingly, the expiration date of the contractual relationship with any such hotel is largely independent from the expiration date of the applicable master contract. In the case of hotels that are not covered by master contracts, the Company generally executes contracts separately with each hotel. The Company's existing contracts, whether master contracts or contracts with individual hotels, generally have terms ranging from five to seven years.

        Under its contracts, On Command installs its system into the hotel at On Command's cost, and On Command retains ownership of all equipment used in providing the service. In certain cases, On Command has provided hotels with televisions. Although the Company is obligated to purchase and maintain televisions under certain of its existing contracts, the Company generally seeks to avoid entering into new contracts or renewals that require the Company to purchase televisions for hotels. On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit On Command to set its prices. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect fees from their guests and retain a commission equal to a negotiated percentage of the net revenue generated from the room, which varies in relationship with the size and profitability of the system. Some contracts also require On Command to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, On Command generally seeks to extend the agreement on terms that are based upon the competitive situation in the market. As of December 31, 2001, contracts covering approximately 41% of the Company's installed rooms are scheduled to expire, if not renewed, during the two-year period ending December 31, 2003.

Markets And Customers

        On Command currently provides entertainment and information services to hotels that are associated with major hotel chains, management companies and independent hotels including Marriott, Hilton, Six Continents, Starwood, Hyatt, Wyndham, Radisson, Four Seasons, Fairmont and other select hotels. On Command's hotel customers are located in the United States, Canada, Mexico and Europe.

        The following table sets forth certain information regarding the number of hotels and rooms served by On Command:

	December 31,
	2001	2000
Hotels served:
U.S.	3,038	3,054
International	402	465
Rooms served:
U.S.	819,000	842,000
International	107,000	135,000
Total net room revenue per equipped room	$20.21/month	$21.46/month

Significant Customers

        On March 21, 2001, the Company and Marriott International, Inc. ("Marriott") entered into a definitive agreement pursuant to which the Company will distribute its services in approximately 165,000 U.S. and Canadian hotel rooms owned or managed by Marriott. In addition, the Company has the opportunity to negotiate agreements to provide its services to approximately 135,000 additional U.S. and Canadian hotel rooms franchised by Marriott.

        The Company's master contract with Hilton Hotels Corporation ("Hilton") expired on April 27, 2000. In October 2000, Hilton announced that it would not renew its master contract with the Company. The Company currently provides service to approximately 7,500 Hilton owned rooms and approximately 66,500 Hilton managed and franchised rooms. The Company's contracts with respect to individual owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain. Accordingly, the Company expects that hotels owned by Hilton will not renew their contracts as they expire. However, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company. Currently the Company cannot predict the number of managed and franchised Hilton hotels that will renew, but believes it will be successful in renewing the contract with certain of these hotels. Individual contracts with Hilton owned, managed and franchised hotels expire, if not renewed, over the next seven years.

        In addition, the Company has a master contract in place with Promus Hotel Corporation ("Promus"). This master contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Promus was acquired by the Hilton Corporation in late 1999. The Company currently provides service to approximately 6,200 Promus- owned rooms and 63,200 Promus managed and franchised rooms. Individual contracts with Promus owned, managed and franchised hotels expire, if not renewed, over the next nine years.

        Hotel rooms owned, managed or franchised by Marriott, Hilton and Six Continents Hotels, Inc. accounted for approximately 27%, 19% and 12% respectively, of On Command's room revenue for the year ended December 31, 2001. Contracts are written at the hotel level and therefore expirations occur over extended periods of time depending on the installation date of the particular hotel. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations or financial condition. As described above, Hilton announced in October 2000 that it would not renew its master contract with On Command.

Installation And Service Operations

        At December 31, 2001, On Command's installation and service organization consisted of approximately 386 installation and service personnel in the United States and Canada. On Command's installation and service personnel are responsible for system maintenance and distribution of video and audio content for all of the hotel rooms served by On Command in the United States and Canada. On Command's installation personnel also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems and perform quality control tests. On Command also uses local installation subcontractors supervised by full-time On Command personnel to install its systems.

        On Command maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCX video system, OCV video system and SpectraVision systems enables the technician to identify and resolve a majority of the reported system malfunctions from On Command's service control center without visiting the hotel property. Should a service visit be required, the modular design of the OCX video system, OCV video system and SpectraVision systems generally permit service personnel to replace defective components at the hotel site.

Technology—Research And Development

        The Company develops technologies to be used in the OCX video system, OCV video system and SpectraVision video systems to support and enhance their operations, and develops new applications to be marketed by the Company. On Command incurred costs of approximately $5,971,000, $8,461,000 and $8,479,000 in 2001, 2000 and 1999, respectively, related to research and development.

        On Command's product development philosophy is to design high quality entertainment and information systems that incorporate features allowing the Company to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of the OCX video system enables the Company to provide advanced interactive features such as video games and Internet access in addition to basic guest services such as video checkout, room service ordering and guest survey.

        The Company's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, digital video disk players, other digital storage media, televisions, amplifiers and computers. Because the Company's systems generally use industry standard interfaces, On Command can integrate new technologies that may prove to be useful.

Suppliers

        On Command contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by the Company. Historically, these suppliers have been dependable and able to meet delivery schedules on time. Certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to the supplier discontinuing the production of such part. In such event, the Company is given the opportunity to initiate a last time purchase of the applicable part, which provides the Company adequate inventory. If adequate inventory is not available, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations. However, the Company believes that, in the event of a termination of any of its suppliers or the discontinuance of certain electronic components, alternate suppliers or parts can be located without incurring significant costs or delays. Historically these events have not had a significant impact on the timing and/or costs of the Company's installations.

        The head-end electronics for the Company's systems are assembled at the Company's facilities for testing prior to shipping. Following assembly and testing of equipment for a particular hotel, the system is shipped to each location, where On Command-employed and trained technicians install the system, typically assisted by independent contractors.

        For those hotels in which the Company supplies televisions, On Command purchases such televisions from a limited number of television vendors. In the event of a significant price increase for televisions by such vendors, the Company could face additional, unexpected capital expenditure costs, but the risk is not considered significant.

        On Command maintains direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks, as well as suppliers of video games and Internet services. On Command believes its relationships with all suppliers are good.

Competition

        In the United States there are numerous providers of in-room video entertainment to the hotel industry. Market participants include, but are not limited to, (i) other full service in-room providers, such as LodgeNet Entertainment Corporation ("LodgeNet"), Hospitality Network ("Hospitality"), NXTV, Inc., SeaChange International, Inc. and other providers in international markets, (ii) cable television companies, such as AOL Time Warner, Inc., AT&T Corp., Cox Communications, Inc. and Comcast Corp., (iii) direct broadcast satellite services, such as DirecTV and the DISH Network, (iv) television networks and programmers, such as ABC, NBC, CBS, FOX, HBO, STARZ, and Showtime, (v) Internet service providers, such as AOL Time Warner, Inc., (vi) broadband connectivity companies, such as STSN, Inc. and KoolConnect Technologies, Inc., and (vii) other telecommunications companies, such as Qwest Communications International, Inc. and SBC Communications, Inc. In addition, On Command's services compete for a guest's time and entertainment resources with other forms of entertainment and leisure activities. On Command anticipates that it will continue to face substantial competition from traditional as well as new competitors and that certain of these competitors have greater financial resources and better access to the capital markets than On Command. Many of the potential competitors are developing ways to use their existing infrastructure to provide in-room video entertainment and/or informational services. Certain of these competitors are already providing guest programming services and are beginning to provide video-on-demand, Internet and high-speed connectivity services to hotels.

        On Command is the leading provider (by number of rooms served) of in-room video entertainment services in the United States and on a world wide basis. At December 31, 2001, On Command served approximately 926,000 video entertainment rooms world wide, of which approximately 893,000 are on-demand rooms. Domestically, On Command competes on a national scale primarily with LodgeNet and Hospitality. Based on publicly available information, On Command estimates that, at December 31, 2001, LodgeNet and Hospitality provided service to approximately 891,000 and 110,000 video entertainment rooms, respectively.

        Domestically, On Command's target market includes hotels with a minimum of 75 rooms per hotel. This market aggregates approximately 3.2 million rooms. At December 31, 2001, On Command provided services to approximately 819,000 video entertainment rooms in the United States of which approximately 800,000 were on-demand rooms.

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

        On Command anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment and information services both as a revenue source and as a source of competitive advantage because sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, On Command believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While On Command believes it will continue to enter into contractual arrangements that are attractive to both On Command and its hotel customers, its competitors may attempt to maintain or gain market share at the expense of profitability. On Command may not always be willing to match incentives provided by its competitors.

        The communications industry is subject to rapid technological change. New technological developments could adversely effect On Command's operations unless the Company is able to provide equivalent services at competitive prices.

Regulation

        The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission ("FCC"). However, because the Company's video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the pay-per-view or guest programming provided by the Company to hotel guests.

        The Internet-based services offered by the Company potentially may be affected by various laws and governmental regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. For example, the Internet Tax Freedom Act, which was extended through November 1, 2003, placed a moratorium on new state and local taxes on Internet access and commerce. Other Internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the Company's Internet-based services and products or otherwise have an adverse effect on the Company. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose the Company to liability.

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

        Because most music is copyrighted, license agreements are required for the Company's major motion pictures, short programming and IMN services. IMN has agreements and arrangements with major rights holders and/or organizations that permit the distribution of music through the IMN service. The Company has one agreement in place and is negotiating a second agreement with rights holders for certain services other than IMN services. Music rights licensing has been the subject of industry-wide arbitration and/or litigation for a number of years. Depending upon the outcome of on-going proceedings, the license fee for such distribution may increase.

Patents, Trademarks And Copyrights

        The Company holds a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems primarily related to the OCV video system. The patents expire between 2007 and 2014. With the rate of technological development currently being experienced, a patent's utility and value may diminish before the end of its respective term. Currently, the Company is pursuing patent protection of the OCX and Roommate video systems. In connection with a settlement with LodgeNet in 1998, the Company and LodgeNet have cross-licensed certain of each other's patented technology and have also agreed not to engage in patent litigation against one another through 2003.

        The Company holds United States trademarks for all significant names that it uses, including "On Command", "OCV", "SpectraVision" and "OCX." The federal registration of these trademarks expire between 2004 and 2011 if not renewed.

        The Company has a pending trademark application for the "Roommate" trademark.

International Markets

        In addition to its operations in the United States, the Company provides services in Canada, Mexico and Europe. The Company historically experienced higher international revenue and operating cash flow per room than in the United States because of higher prices, higher buy rates and the general lack of programming alternatives. However, the Company generally also incurs greater capital expenditures and operating and servicing costs outside the United States. At December 31, 2001, the Company provided service to approximately 107,000 rooms located outside the United States.

        The competition to provide pay-per-view services to hotels is greater in international markets than in the United States. Expansion of On Command's operations into foreign markets involves certain risks that are not associated with further expansion in the United States, including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions and restriction on foreign ownership and investment. Consequently, these risks may hinder On Command's ability to grow its base of hotel rooms in foreign markets. For certain financial information concerning the Company's geographic territories, see note 12 to the accompanying consolidated financial statements of the Company.

Licensees And Other System Sales

        On Command sells systems to certain other providers of in-room entertainment including Allin Interactive, which is licensed to install the Company's equipment on cruise ships and e-ROOM CORPORATION ("e-ROOM"), formerly known as MagiNet Corporation, which is licensed to use the Company's system to provide service in the Asia marketplace.

Seasonality

        The amount of revenue realized by the Company each month is affected by a variety of factors, including among others, hotel occupancy rates, business and leisure travel patterns, changes in the number of rooms served, the number of business days in a month and holidays. With the exception of December, which is generally the Company's lowest month for revenue, the Company typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

Employees

        As of December 31, 2001, On Command employed a total of 698 persons. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.

Item 2. Properties.

        The Company has a lease, which expires in June 2002, for approximately 55,000 square feet for its corporate headquarters in Denver, Colorado. The Company is negotiating new leases for its headquarters at a nearby location for approximately 25,700 square feet, commencing in July 2002 and expiring in June 2005, and for approximately 7,500 square feet commencing in May 2002 and expiring in May 2006. The Company also has an agreement with a third party for 58,000 square feet of light manufacturing and storage space in Denver, Colorado. The agreement is terminable at either party's discretion. The parties are negotiating a new agreement for this light manufacturing storage space that is expected to require either party to give the other party ninety (90) days prior notice of termination. The Company also has approximately 131,000 square feet of leased office, light manufacturing and storage space in San Jose, California, a portion of which has been subleased and the majority of the remainder of which the Company is attempting to sublease. The Company has a number of other small leases for small parcels of property throughout the United States, Canada, Mexico and Europe. The Company's properties are suitable and adequate for the Company's business operations.

Item 3. Legal Proceedings.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

        At the Company's annual meeting of stockholders held on December 20, 2001, the following matters were voted upon and approved by the stockholders of the Company:

  Election of the following to the Company's Board of Directors: (i) William R. Fitzgerald (27,655,725 votes For and 1,513 votes Withheld); (ii) Richard D. Goldstein (27,655,725 votes For and 1,513 votes Withheld); (iii) Paul A. Gould (27,655,725 votes For and 1,513 votes Withheld); (iv) Gary S. Howard (27,655,725 votes For and 1,513 votes Withheld); (v) Peter M. Kern (27,654,263 votes For and 2,975 votes Withheld); (vi) Carl E. Vogel (27,655,715 votes For and 1,523 votes Withheld); (vii) J. David Wargo (27,655,870 votes For and 1,368 votes Withheld); and (viii) Gary L. Wilson (27,655,870 votes For and 1,368 votes Withheld).

  A proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2001 (27,655,170 votes For, 1,215 votes Against and 853 Abstentions).

PART II

Item 5. Market Price of and Dividends on On Command's Common Equity.

        The Company's Common Stock ("Company Common Stock") and Series A and B warrants are traded on the NASDAQ National Market under the symbols ONCO, ONCOW and ONCOZ, respectively. The following table sets forth the high and low last sale prices for the Company Common Stock, Series A warrants and Series B warrants for the periods indicated, as reported on the Nasdaq Stock Market's National Market.

	Price range
Common stock
	High	Low
2001:
First quarter	$8.1250	$5.2500
Second quarter	$7.7900	$4.5000
Third quarter	$5.7000	$2.1900
Fourth quarter	$3.7800	$1.1500
2000:
First quarter	$18.0625	$14.8750
Second quarter	$21.5000	$12.9375
Third quarter	$14.3125	$9.7500
Fourth quarter	$12.9375	$6.8750
	Price range
Series A warrants
	High	Low
2001:
First quarter	$1.6250	$1.3750
Second quarter	$1.1000	$0.9900
Third quarter	$0.8900	$0.3000
Fourth quarter	$0.2500	$0.0900
2000:
First quarter	$7.2500	$4.4375
Second quarter	$9.1250	$4.5000
Third quarter	$5.5000	$3.0625
Fourth quarter	$2.6250	$1.5000
	Price range
Series B warrants
	High	Low
2001:
First quarter	$1.6250	$0.6250
Second quarter	$1.0000	$0.7100
Third quarter	$0.8000	$0.6400
Fourth quarter	$0.4000	$0.1400
2000:
First quarter	$6.2500	$4.5000
Second quarter	$8.0000	$4.5000
Third quarter	$4.0000	$4.0000
Fourth quarter	$2.6250	$1.2500

        As of December 31, 2001, there were 30,884,459 shares of Company Common Stock, 1,424,875 Series A warrants and 2,619,979 Series B warrants issued and outstanding. As of December 31, 2001 there were 368 holders of record of Company Common Stock, 16 holders of record of Series A warrants and 266 holders of record of Series B warrants (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses but include each brokerage house as one stockholder). The Company has never paid dividends on any class of its equity securities. On Command's management does not intend to pay any cash dividends on Company Common Stock in the foreseeable future. Rather, it is expected that On Command will retain any earnings to finance its operations and growth. In addition, On Command's $275,000,000 revolving credit facility contains certain restrictive covenants including a restriction on the Company's ability to pay dividends or make other distributions. The Company's Transfer Agent and Registrar is the Bank of New York, located at 101 Barclay Street, New York, New York.

        During the second and third quarters of 2001, the Company sold 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D, par value, $.01 per share to Ascent in consideration of $60,000,000 in cash in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof. Shares of such preferred stock are convertible, on or after December 31, 2002, at the option of the holder, into the Company's common stock at a conversion price of $7.55 per share of common stock.

Item 6. Selected Financial Data.

        The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2001 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from the audited financial statements included in Item 8. The consolidated statements of operations data for the two years ended December 31, 1998 and 1997, and the consolidated balance sheet data for December 31, 1999, 1998 and 1997, are derived from audited consolidated financial statements not included herein.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$239,409	$265,380	$252,948	$238,820	$222,103
Total direct costs of revenue (exclusive of other operating expenses shown below)	$120,548	$123,412	$113,218	$103,902	$103,343
Other operating expenses	$161,733	$158,344	$158,636	$151,068	$142,166
Loss from operations	$(42,872)	$(16,376)	$(18,906)	$(16,150)	$(23,406)
Net loss(1)	$(85,716)	$(39,043)	$(29,394)	$(25,966)	$(33,314)
Basic and diluted net loss per share	$(2.92)	$(1.28)	$(0.97)	$(0.86)	$(1.11)
Basic and diluted weighted average number of common shares outstanding	30,797	30,483	30,222	30,150	30,081
Cash Flow Data:
Net cash provided by operating activities	$1,654	$52,208	$70,859	$53,913	$53,481
Net cash used in investing activities	$(102,977)	$(124,676)	$85,444	$(83,208)	$(88,044)
Net cash provided by financing activities	$100,524	$66,947	$16,337	$30,379	$35,268
Other Data:
EBITDA(2)	$57,993	$74,299	$75,912	$72,049	$55,578
Cash dividends per share	$—	$—	$—	$—	$—
Rooms served at end of period(3)	926,000	977,000	956,000	929,000	893,000
On demand rooms	893,000	929,000	884,000	829,000	765,000
Scheduled rooms	33,000	48,000	72,000	100,000	128,000
Hotels served at end of period	3,440	3,519	3,366	3,220	3,060
Capital expenditures	$86,992	$117,001	$85,444	$83,208	$92,307
Consolidated Balance Sheet Data:
Total assets	$433,038	$439,294	$402,917	$402,968	$401,388
Long-term debt	$264,761	$248,465	$181,758	$163,013	$133,002
Redeemable securities	$93,310	$—	$—	$—	$—
Total stockholders' equity	$33,234	$125,057	$164,147	$190,005	$217,167

(1)
The 2001 and 2000 net losses include (i) relocation and restructuring costs of $17,041,000 and $6,108,000, respectively, (ii) impairment of cost investments of $19,639,000 and $900,000, respectively, and (iii) losses on settlement of litigation of $3,700,000 and $4,764,000, respectively. For additional information, see notes 5 and 14 to the accompanying consolidated financial statements of the Company.

(2)
EBITDA represents earnings before interest, income taxes, depreciation, amortization, relocation expense, stock-based compensation, restructuring charges and other non-operating items such as gain/loss on disposal of assets, loss on legal settlements and exchange rate gain/loss. The most significant differences between EBITDA and cash provided from operations is that interest expense and changes in working capital are not included in EBITDA. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the accompanying consolidated financial statements and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
The decrease in rooms in 2001 is primarily due to the transfer of the Company's Asia-Pacific subsidiaries to e-ROOM as a result of a legal settlement. The Asia-Pacific subsidiaries accounted for 35,000 rooms on March 1, 2001, the date of transfer. In addition, the company lost rooms to competitors and discontinued service to certain non-profitable rooms during 2001. For additional information, see note 5 to the accompanying consolidated financial statements of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2001 vs. 2000

Revenue

        Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company. Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short video products and digital music. The Company also earns revenue through the sale of video systems to third parties and the sale of video equipment to hotels. The Company's total revenue during 2001 and 2000 was $239,409,000 and $265,380,000, respectively.

        The $25,971,000 or 9.8% decrease in total revenue is primarily attributable to a $20,681,000 or 8.3% decrease in room revenue from $248,918,000 in 2000 to $228,237,000 in 2001. The decrease in room revenue is due to a 5.7% decline from 63.7% to 60.1% in overall hotel occupancy rates from 2000 to 2001 and a 3.7% reduction in the average number of rooms served by the Company in 2001, as compared to 2000. Since the Company derives a significant portion of its room revenue from luxury hotels, and since luxury hotels experienced a 9.2% decline from 72.6% to 65.9% in occupancy rates from 2000 to 2001, the Company believes that the impact on the Company from the decline in hotel occupancy rates was greater than the decline experienced by the overall hotel industry. The foregoing occupancy rates for 2001 include the negative impact attributable to the events of September 11, 2001. Hotel occupancy rates are outside of the Company's control and changes in hotel occupancy rates can have a significant impact on the Company's results of operations. The decline in the average number of rooms served by the Company is primarily attributable to a March 1, 2001 transaction in which the Company transferred approximately 35,000 rooms to e-ROOM in connection with the settlement of certain litigation. In addition, the Company lost rooms to competitors and discontinued service in certain non-profitable rooms during 2001. The declines in occupancy rates and rooms were partially offset by an increase in revenue from Internet access and short video products, as the number of rooms providing such services increased from December 31, 2000 to December 31, 2001 by 63.0% and 106.0%, respectively.

        During 2001, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 27%, 19% and 12%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individual owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain. In October 2000, Hilton announced that it would not be renewing its master contract with the Company. Accordingly, the Company expects that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At December 31, 2001, the Company provided service to 7,500 rooms in hotels that are owned by Hilton and 66,500 rooms in hotels that are managed or franchised by Hilton. Such amounts represent an increase (decrease) of (18,500) and 6,200 respectively, from the corresponding room amounts at December 31, 2000.

        The $5,290,000 or 32.1% decline in video system sales and other revenue from $16,462,000 in 2000 to $11,172,000 in 2001 is primarily attributable to the inclusion of $3,900,000 of non-recurring revenue in the 2000 amount. Such non-recurring revenue relates to a one-time payment received for licensing rights for the Company's technologies.

Direct Costs

        Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, connectivity costs associated with the Company's Internet product and costs associated with the manufacturing of video systems sold to other providers. Content fees, commissions and other in-room service costs decreased by $1,411,000 or 1.2% and video equipment and other costs decreased by $1,453,000 or 15.5% from 2000 to 2001. Content fees, commissions and other in-room service costs represented 49.3% and 45.8% of total room revenue during 2001 and 2000, respectively. The higher percentage in 2001 is primarily attributable to the fact that certain of the Company's content fees and other in-room services costs do not vary with revenue or occupancy rates. An increase in the cost of guest programming in rooms with upgraded video systems and the continued rollout of the Company's Internet product also contributed to the higher percentage in 2001. During 2001, the direct costs of the Company's Internet product exceeded the related revenue by $1,552,000. Although no assurance can be given, the Company expects margins on its Internet service to improve as a result of cost control measures, continued increases in the number of rooms providing the service and product improvements that are expected to lead to increases in buy rates as the service gains consumer acceptance. Excluding revenue and direct costs related to the Company's Internet service, direct costs related to in-room services would have represented 47.5% and 45.1% of total room revenue during 2001 and 2000, respectively.

        The Company is a party to various agreements that permit the Company to distribute movies and programming networks. No assurance can be given that the cost of such movies and programming networks will not increase in future periods as contracts expire and renewals are negotiated. Any cost increases that the company is not able to pass on to its customers would result in increased pressure on the Company's operating margins.

Operations Support

        Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment. Operations support expense was $31,440,000 and $32,045,000 during 2001 and 2000, respectively. The slight decrease from 2000 to 2001 is primarily attributable to a decrease in the number of rooms served by the Company during 2001, as compared to 2000.

Research and Development

        Research and Development expense was $5,971,000 and $8,461,000 during 2001 and 2000, respectively. The $2,490,000 or 29.4% decrease from 2000 to 2001 is primarily attributable to cost savings that resulted from a reduction in internal and external labor costs devoted to research and development projects. A significant portion of the Company's research and development expenses during 2000 related to the development of the Roommate version of the OCX video platform that was launched in 2001.

Selling, General and Administrative

        Selling, general and administrative expense was $23,457,000 and $27,233,000 during 2001 and 2000, respectively. The $3,776,000 or 13.9% decrease from 2000 to 2001 is primarily attributable to lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost savings measures. Despite a 9.8% decrease in revenue from 2000 to 2001, the lower 2001 costs allowed the Company to reduce the percentage of revenue that is represented by selling, general and administrative expense from 10.3% in 2000 to 9.8% in 2001.

Depreciation and Amortization

        Depreciation and amortization expense was $83,824,000 and $84,497,000 during 2001 and 2000, respectively. The Company experienced a $673,000 decrease in depreciation and amortization as increases in depreciation and amortization resulting from capital expenditures were more than offset by the effects of the disposition of the Company's Asia-Pacific subsidiaries to e-ROOM, and the video systems that became fully depreciated in 2001 and 2000.

Relocation and Restructuring

        Relocation and restructuring expense was $17,041,000 and $6,108,000 during 2001 and 2000, respectively. All of the 2000 amount and $12,132,000 of the 2001 amount relates to the relocation of the Company's headquarters from San Jose, California to Denver, Colorado. The costs attributable to this relocation include severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001. The 2001 amount also includes $2,212,000 of severance costs related to a May 2001 restructuring plan that resulted in a staffing reduction of approximately 50 employees, and $2,697,000 of future lease obligations (net of estimated sublease income) associated with the Company's exit during the fourth quarter of 2001 from certain leased premises in San Jose, California.

Interest Expense

        Interest expense was $19,176,000 and $16,573,000 during 2001 and 2000, respectively. The $2,603,000 or 15.7% increase in interest expense from 2000 to 2001 represents the net effect of an increase in the Company's weighted average borrowings and a decrease in the weighted average interest rate.

Impairment of Cost Investments

        Impairment of cost investments was $19,639,000 and $900,000 during 2001 and 2000, respectively. The 2001 amount includes a $16,539,000 writedown of the Company's investment in STSN, Inc. ("STSN"), a $2,000,000 writedown of the Company's investment in e-ROOM and a $1,100,000 writedown of the Company's investment in STS Hotel Net, Inc. The writedowns were recorded to reflect other than temporary declines in the estimated fair values of such investments. In the case of the STSN writedown, the estimated fair value was based on the price of securities sold by STSN during the first quarter of 2002.

Loss on Settlement of Litigation

        The loss on settlement of litigation of $3,700,000 and $4,764,000 during 2001 and 2000 relates to the settlement of the litigation with e-ROOM. For additional information, see note 5 to the accompanying consolidated financial statements.

Provision for income taxes

        The Company recognized income tax expense of $368,000 and $423,000 during 2001 and 2000, respectively. The Company's reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company's pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the company's income tax liabilities had been fully offset by income tax benefits at December 31, 2001 and 2000, respectively. The income tax provisions recorded in 2001 and 2000 represent taxes on income in certain foreign and domestic jurisdictions. For additional information, see note 9 to the accompanying consolidated financial statements of the Company.

Net Loss

        As a result of the factors described above, the Company's net loss increased from $39,043,000 in 2000 to $85,716,000 in 2001. The Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures. Over time, the Company intends to increase revenue by: (i) increasing the average revenue per room derived from existing video services, through improved pricing terms and/or increased buy rates; (ii) increasing the number of rooms in which its video games, Internet services, short video products and digital music are offered; and (iii) increasing the total number of hotels and rooms that offer the Company's services. The Company has taken steps to reduce its cost structure in 2001 and will continue to focus on all opportunities to reduce or control its cost structure in future periods. The Company's cost control efforts include ongoing evaluations of optimum staffing levels and opportunities for greater efficiencies, and renegotiations of contracts with content providers and other vendors where appropriate. In addition, the Company is focusing on increasing the efficiency of its capital expenditures in order to improve the return on its invested assets and reduce expenses. To this end, the Company is focusing on financial, operational and technological opportunities that would lead to reductions in the costs of installing and maintaining the Company's video systems. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results. Furthermore, the Company's ability to increase its revenue is highly dependent on corresponding improvements in hotel occupancy rates, and no assurance can be given that the Company will be able to significantly increase its revenue base. To the extent that changes in hotel occupancy rates impact the Company's revenue base, the Company will not experience proportionate changes in its expenses since many of the Company's expenses do not vary with hotel occupancy rates.

2000 vs. 1999

Revenue

        The Company's total revenue during 2000 and 1999 was $265,380,000 and $252,948,000, respectively. The $12,432,000 or 4.9% increase in total revenue is primarily attributable to a $9,445,000 or 3.9% increase in room revenue from $239,473,000 in 1999 to $248,918,000 in 2000.

        The increase in room revenue during 2000 is due to a 2.7% increase in the average number of rooms served by the Company, an increase in the number of upgraded video systems, lower customer denials of pay-per-view orders, a higher average price for pay-per-view movies and increased revenue from video game and Internet services.

        During 2000, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 24%, 20% and 11%, respectively of the Company's room revenue. As discussed in greater detail above, the loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition.

        The $2,987,000 or 22.2% increase in video system sales and other revenue from $13,475,000 in 1999 to $16,462,000 in 2000 is primarily attributable to an increase in the number of video systems sold to a major customer and sales of video systems to a provider of entertainment systems to the cruise ship industry.

Direct Costs

        Content fees, commissions and other in-room service costs increased by $7,225,000 or 6.8% and video equipment and other costs increased by $2,969,000 or 46.2% from 1999 to 2000. Content fees, commissions and other room service costs represented 45.8% and 44.6% of total room revenue during 2000 and 1999, respectively. The higher percentage in 2000 is primarily attributable to an increase in guest programming costs and the increased negative impact on margins of the Company's developing Internet service. Excluding revenue and direct costs related to the Company's Internet service, direct costs related to in-room services would have represented 45.1% and 44.3% of total room revenue during 2000 and 1999, respectively. The increase in video equipment and other costs from 1999 to 2000 is primarily attributable to increased sales of video systems.

Operations Support

        Operations support expense was $32,045,000 and $29,958,000 during 2000 and 1999, respectively. The $2,087,000 or 7.0% increase from 1999 to 2000 is primarily attributable to an increase in the number of rooms served by the Company during 2000, as compared to 1999.

Research and Development

        Research and Development expense remained relatively constant at $8,461,000 and $8,479,000 during 2000 and 1999, respectively.

Selling, General and Administrative

        Selling, general and administrative expense was $27,233,000 and $26,445,000 during 2000 and 1999, respectively. The $788,000 or 3.0% increase from 1999 to 2000 is attributable to higher legal fees due to the e-ROOM litigation and higher executive and travel costs, offset in part by lower stock compensation expense. The Company's stock compensation expense during 2000 and 1999 was primarily attributable to the cashless exercise feature of certain stock options. No such options were outstanding at December 31, 2000. During 2000 and 1999, selling, general and administrative expense represented 10.3% and 10.5%, respectively, of total revenue.

Depreciation and Amortization

        Depreciation and amortization expense was $84,497,000 and $93,754,000 during 2000 and 1999, respectively. The Company experienced a $9,257,000 decrease in depreciation and amortization as increases in depreciation and amortization resulting from capital expenditures were more than offset by the effect of video systems that became fully depreciated in 2000 and 1999.

Relocation and Restructuring

        Relocation and restructuring expense was $6,108,000 during 2000. This expense relates to the relocation of the Company's headquarters from San Jose, California to Denver, Colorado. The costs attributable to this relocation include severance, stay bonuses, moving and travel costs, search fees, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001.

Interest Expense

        Interest expense was $16,573,000 and $10,368,000 during 2000 and 1999, respectively. The $6,205,000 or 59.8% increase in interest expense from 1999 to 2000 is attributable to an increase in the Company's weighted average borrowings and a higher weighted average interest rate.

Loss on Settlement of Litigation

        The loss on settlement of litigation of $4,764,000 during 2000 relates to the settlement of the litigation with e-ROOM. For additional information, see note 5 to the accompanying consolidated financial statements.

Provision for Income Taxes

        The Company recognized income tax expense of $423,000 and $200,000 during 2000 and 1999, respectively. The Company's reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company's pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the company's income tax liabilities had been fully offset by income tax benefits at December 31, 2000 and 1999, respectively. The income tax provisions recorded in 2000 and 1999 represent taxes on income in certain foreign and domestic jurisdictions. For additional information, see note 9 to the accompanying consolidated financial statements.

Net Loss

        As a result of the factors described above, the Company's net loss increased from $29,394,000 in 1999 to $39,043,000 in 2000. As described above, the Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures.

Liquidity and Capital Resources

        During the year ended December 31, 2001, the Company used $100,524,000 of cash provided by financing activities, $1,654,000 of cash provided by operating activities and a $700,000 decrease in cash and cash equivalents to fund the $102,977,000 required for its investing activities. The Company's sources of financing during 2001 included $15,391,000 of net borrowings and $84,926,000 of net proceeds received in exchange for the issuance of preferred stock to Ascent. The Company's investing activities included $86,992,000 of capital expenditures and $15,985,000 of funding provided to investees. For additional information, see the accompanying consolidated statement of cash flows.

        The Company's revolving credit facility, as amended, (the "Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. Subject to certain conditions, the Revolving Credit Facility can be renewed for two additional years. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants. The Company had $11,367,000 of remaining availability under the Revolving Credit Facility at December 31, 2001.

        Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.91% effective borrowing rate at December 31, 2001). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at December 31, 2001. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

        The indentures for certain public indebtedness of Ascent contained limitations with respect to the Company's ability to obtain debt financing. Such limitations were eliminated on December 31, 2001 in connection with Ascent's retirement of its public indebtedness.

        During 2001, the Company issued to Ascent Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share ("Series D Preferred Stock") in exchange for aggregate net cash proceeds of $84,926,000. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions, Ascent could require the Company to redeem such mandatorily redeemable preferred stock. Although no assurance can be given, the Company does not anticipate that any such redemption will be required for the foreseeable future. Dividends on the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $4,259,000 during 2001. Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company did not pay any cash dividends during 2001. The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future. For additional information, see note 7 to the accompanying consolidated financial statements.

        Information concerning the timing of the Company's required payments due under the Company's Revolving Credit Facility, operating leases and capital lease obligations is summarized below (amounts in thousands):

		Payments due by period
	Total	Less than one year	1 - 3 years	4 - 5 years	After 5 years
Revolving Credit Facility	$263,633	$—	$263,633	$—	$—
Operating leases	7,802	3,774	4,028	—	—
Capital lease obligations	2,037	909	1,128	—	—

	$273,472	$4,683	$268,789	$—	$—

        The Company has agreed to purchase $2,859,000 of preferred stock from its investee, STSN, Inc., during the first two quarters of 2002.

        Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during 2002, the Company intends to reduce its reliance on external financing by reducing expenses and by more effectively managing capital expenditures. Assuming the Company is successful in meeting its revenue targets, reducing expenses and more effectively managing capital expenditures, the Company expects that it will be able to rely on cash provided by operations, existing availability under its Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements. The Company's revenue targets for 2002 are based in part on the assumption that the overall hotel occupancy rate for 2002 will be consistent with the 2001 rate. Notwithstanding the foregoing, the Company anticipates that it will require additional external financing to fund any significant new growth initiatives or unanticipated liquidity requirements. No assurance can be given that the Company will be successful in reducing its reliance on external financing during 2002, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company.

Recent Accounting Pronouncements

        During 2001, the Financial Accounting Standards Board issued four new Statements of Financial Accounting Standards. For information concerning the anticipated effect that such pronouncements will have on the Company's consolidated financial statements, see note 2 to the accompanying consolidated financial statements.

Critical Accounting Policy

        At December 31, 2001, the carrying value of the Company's long-lived assets (including goodwill) aggregated $372,364,000, representing 86.0% of the Company's total assets. The Company considers its policy for assessing the recoverability of its long-lived assets to be its most critical accounting policy due to the materiality of the amounts involved and the high degree of judgment involved in determining the estimates and assumptions that form the basis for the Company's recoverability conclusions under the policy. Certain aspects of this policy will change upon the adoption of new accounting pronouncements in 2002. For a detailed description of the policy and a discussion of the effects of the new accounting pronouncements, see note 2 to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Revolving Credit

Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At December 31, 2001, the Company had $263,633,000 outstanding on the Revolving Credit Facility and the effective borrowing rate on the Revolving Credit Facility was 3.91%. Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at December 31, 2001 would increase (or decrease) the Company's annual interest expense and cash outflow by approximately $2,636,000.

        On Command transacts business in various foreign currencies, primarily in Canada, Mexico and in certain European countries. On Command believes the risks of foreign exchange rate fluctuations on its present operations are not material to On Command's overall financial condition. However, On Command will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements of the Company are filed under this item beginning on page II-13.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        The Company engaged KPMG LLP as independent accountants on June 13, 2000, replacing Deloitte & Touche LLP. There were no disagreements or reportable events (as defined by Regulation S-K) with Deloitte & Touche LLP during the fiscal year ended December 31, 1999 and the interim period through June 13, 2000 except as follows:

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

Report of Independent Auditors

The Board of Directors and Stockholders
On Command Corporation:

        We have audited the accompanying consolidated balance sheets of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 12, 2002,

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
On Command Corporation:

        We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of On Command Corporation (a majority-owned subsidiary of Ascent Entertainment Group, Inc.) and subsidiaries for the year ended December 31, 1999. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in the Index at Item 14 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of On Command Corporation and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
March 3, 2000

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Consolidated Balance Sheets

	December 31,
	2001	2000
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,869	$3,569
Accounts receivable (net of allowance for doubtful accounts of $1,640,000 in 2001 and $1,366,000 in 2000)	33,460	35,529
Note receivable (note 4)	—	1,445
Other current assets	2,964	1,993

Total current assets	39,293	42,536

Property and equipment:
Video systems
In service	670,318	605,542
Construction in progress	53,754	58,831

	724,072	664,373
Support equipment, vehicles and leasehold improvements	27,148	25,958

	751,220	690,331
Accumulated depreciation	(444,436)	(381,455)

	306,784	308,876

Goodwill	88,903	87,636
Accumulated amortization	(23,323)	(18,715)

	65,580	68,921
Cost investments and related note receivable (note 5)	6,759	6,563
Other assets, net	14,622	12,398

Total assets	$433,038	$439,294

(continued)

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,021	$41,627
Accounts payable to parent (note 10)	711	145
Accrued compensation	5,492	6,932
Other accrued liabilities (note 14)	6,678	10,906
Current portion of debt (note 6)	909	705
Sales, use and property tax liabilities	5,163	5,457

Total current liabilities	39,974	65,772
Long-term debt (note 6)	264,761	248,465
Other long-term liabilities (note 14)	1,642	—

Total liabilities	306,377	314,237

Minority interest in consolidated subsidiary	117	—

Redeemable securities (note 7):
Mandatorily redeemable preferred stock	89,185	—
Common stock subject to repurchase obligation	4,125	—

	93,310	—

Stockholders' equity (note 8):
Preferred stock, $.01 par value; shares authorized—10,000,000; shares issued and outstanding—98,500 in 2001 and 13,500 in 2000	—	—
Common stock, $.01 par value; shares authorized—150,000,000; shares issued and outstanding—30,884,459 in 2001 and 30,554,388 in 2000	309	306
Additional paid-in-capital	304,429	306,939
Accumulated other comprehensive loss	(5,115)	(3,060)
Accumulated deficit	(243,170)	(157,454)
Note receivable from stockholder	(23,219)	(21,674)

Total stockholders' equity	33,234	125,057

Commitments and contingencies (notes 11 and 15)
Total liabilities and stockholders' equity	$433,038	$439,294

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Consolidated Statements of Operations

	Years ended December 31,
	2001	2000	1999
	(amounts in thousands, except per share amounts)
Revenue:
Room revenue	$228,237	$248,918	$239,473
Video systems sales and other	11,172	16,462	13,475

Total revenue	239,409	265,380	252,948

Direct costs of revenue:
Content fees, commissions and other in-room services costs	112,605	114,016	106,791
Video equipment and other costs	7,943	9,396	6,427

Total direct costs of revenue (exclusive of other operating expenses shown separately below)	120,548	123,412	113,218

Other operating expenses:
Operations support	31,440	32,045	29,958
Research and development	5,971	8,461	8,479
Selling, general and administrative (including $0, $70,000 and $1,064,000 of stock based compensation for the years ended 2001, 2000 and 1999, respectively) (notes 8 and 10)	23,457	27,233	26,445
Depreciation and amortization	83,824	84,497	93,754
Relocation and restructuring (note 14)	17,041	6,108	—

Total other operating expenses	161,733	158,344	158,636

Loss from operations	(42,872)	(16,376)	(18,906)
Interest expense	(19,176)	(16,573)	(10,368)
Impairment of cost investments (note 5)	(19,639)	(900)	—
Loss on settlement of litigation (note 5)	(3,700)	(4,764)	—
Other income (expense), net	39	(7)	80

Loss before income taxes	(85,348)	(38,620)	(29,194)
Provision for income taxes (note 9)	(368)	(423)	(200)

Net loss	(85,716)	(39,043)	(29,394)
Dividends on mandatorily redeemable preferred stock (note 7)	(4,259)	—	—

Net loss attributable to common stockholders	$(89,975)	$(39,043)	$(29,394)

Basic and diluted loss per common share	$(2.92)	$(1.28)	$(0.97)

Basic and diluted weighted average number of common shares outstanding	30,797	30,483	30,222

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2001	2000	1999
	(amounts in thousands)
Net loss	$(85,716)	$(39,043)	$(29,394)
Foreign currency translation adjustments, net of tax	(2,055)	(2,188)	1,667

Comprehensive loss	$(87,771)	$(41,231)	$(27,727)

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2001, 2000 and 1999

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Notes receivable from stockholder	Total stockholders' equity
	(amounts in thousands)
Balance at January 1, 1999	$—	$302	$281,259	$(2,539)	$(89,017)	$—	$190,005
Net loss	—	—	—	—	(29,394)	—	(29,394)
Comprehensive income—translation adjustment	—	—	—	1,667	—	—	1,667
Exercise of stock options	—	1	588	—	—	—	589
Stock-based compensation	—	—	1,064	—	—	—	1,064
Issuance of common stock	—	—	216	—	—	—	216

Balance at December 31, 1999	—	303	283,127	(872)	(118,411)	—	164,147
Net loss	—	—	—	—	(39,043)	—	(39,043)
Comprehensive loss—translation adjustment	—	—	—	(2,188)	—	—	(2,188)
Exercise of stock options	—	3	1,825	—	—	—	1,828
Issuance of common stock	—	—	222	—	—	—	222
Conversion of warrants	—	—	77	—	—	—	77
Issuance of preferred stock (note 8)	—	—	21,094	—	—	—	21,094
Receivable from stockholder (note 8)	—	—	—	—	—	(21,080)	(21,080)
Interest on stockholder note (note 8)	—	—	594	—	—	(594)	—

Balance at December 31, 2000	—	306	306,939	(3,060)	(157,454)	(21,674)	125,057
Net loss	—	—	—	—	(85,716)	—	(85,716)
Comprehensive loss—translation adjustment	—	—	—	(2,055)	—	—	(2,055)
Exercise of stock options	—	—	18	—	—	—	18
Issuance of common stock	—	1	188	—	—	—	189
Interest on stockholder note (note 8)	—	—	1,545	—	—	(1,545)	—
Accretion of dividends on mandatorily redeemable preferred stock (note 7)	—	—	(4,259)	—	—	—	(4,259)
Issuance of common stock in legal settlement (note 5)	—	2	4,123	—	—	—	4,125
Reclassification of redemption amount of common stock subject to repurchase obligation to redeemable securities (notes 5 and 7)	—	—	(4,125)	—	—	—	(4,125)

Balance at December 31, 2001	$—	$309	$304,429	$(5,115)	$(243,170)	$(23,219)	$33,234

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Consolidated Statements of Cash Flows

	Years ended December 31,
	2001	2000	1999
	(amounts in thousands) (note 3)
Cash flows from operating activities:
Net loss	$(85,716)	$(39,043)	$(29,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	—	70	1,064
Depreciation and amortization	83,824	84,497	93,754
Restructuring charges	4,909	—	—
Payments of restructuring costs	(1,819)	—	—
Impairment of cost investments	19,639	900	—
Loss on settlement of litigation	3,700	4,764	—
Other non-cash items	292	6	(80)
Changes in assets and liabilities:
Accounts receivable	1,276	(3,455)	412
Other assets	(598)	(3,074)	1,056
Accounts payable	(20,430)	6,807	8,062
Accounts payable to parent	566	(909)	917
Accrued compensation	(2,294)	760	484
Sales, use and property tax liabilities	(189)	(1,374)	(3,635)
Other accrued liabilities	(1,506)	2,259	(1,781)

Net cash provided by operating activities	1,654	52,208	70,859

Cash flows from investing activities:
Capital expenditures	(86,992)	(117,001)	(85,444)
Cost investments and note receivable	(15,985)	(7,675)	—

Net cash used in investing activities	(102,977)	(124,676)	(85,444)

Cash flows from financing activities:
Borrowings of debt	42,500	277,134	17,000
Repayments of debt	(27,109)	(212,259)	(1,468)
Proceeds from issuance of common and preferred stock	85,133	2,072	805

Net cash provided by financing activities	100,524	66,947	16,337

Effect of exchange rate changes on cash	99	118	(15)

Net increase (decrease) in cash and cash equivalents	(700)	(5,403)	1,737
Cash and cash equivalents, beginning of year	3,569	8,972	7,235

Cash and cash equivalents, end of year	$2,869	$3,569	$8,972

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

(1)    Basis of Presentation

        On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent"). Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, "On Command" or the "Company"). On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. The portion of Liberty's cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying consolidated financial statements of the Company due to the fact that a significant percentage of the Company's common stock ("Company Common Stock") is owned by shareholders other than Liberty. At December 31, 2001, Liberty, primarily through Ascent, owned 62.83% of the outstanding Company Common Stock.

        The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels. These interactive services include video games, Internet offerings, digital music and various hotel and guest services. At December 31, 2001, the Company had operating subsidiaries or branches in the United States, Canada, Mexico and Europe.

(2)    Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of On Command and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months at the date of acquisition to be cash equivalents.

  Receivables

        Receivables are reflected net of an allowance for doubtful accounts.

  Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation. Video systems in service consist of equipment, related costs of manufacturing and costs of installation at hotel locations. Construction in progress consists of materials, labor and related overhead costs associated with partially constructed video systems. Depreciation is calculated on a straight-line basis using contract terms for video systems, and the shorter of capital lease terms or estimated useful lives for all remaining depreciable assets. The contract terms used to depreciate video systems generally range from five to seven years. Support equipment, vehicles and leasehold improvements generally are depreciated over five-year lives. Repairs and maintenance costs that do not significantly extend the life of the asset are charged to operations. Gains and losses are recognized upon the retirement or disposal of assets.

  Goodwill

        Goodwill represents the difference between the cost of acquired companies and the fair value of the acquired companies' identifiable net assets. Goodwill generally is amortized on a straight-line basis over 20 years.

  Impairment of Long-Lived Assets

        The Company periodically reviews the carrying amounts of property and equipment and its goodwill to determine whether current events and circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset exceeds its estimated fair value. The Company generally measures estimated fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

  Cost Investments

        The Company's less-than-20%-owned investments that are not considered marketable securities are accounted for using the cost method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) the length of time that the fair value of the investment is below the Company's carrying value; and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an asset is not evident due to a lack of a public market price or other factors, management uses its best estimates and assumptions to arrive at the estimated fair value of such an asset. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ from the Company's estimates and judgments. Writedowns for cost investments are included in the consolidated statements of operations as impairment of cost investments.

  Internally Developed Software

        The Company capitalizes certain internal development software costs in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Internally developed software that is integral to the Company's video systems is classified within video systems in the accompanying consolidated balance sheet. All other internally developed software is included in other assets in the accompanying consolidated balance sheet. Amortization or depreciation commences when the software is ready for its intended use. Software is generally amortized or depreciated over five years. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. The Company capitalized software development costs of $4,218,000, $4,088,000 and $5,700,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

  Debt Issuance Costs

        Costs associated with the issuance of the Company's current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

  Foreign Currency Translation

        All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Results of operations are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of accumulated other comprehensive earnings in stockholders' equity.

        Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the combined statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions. Such realized and unrealized gains and losses were not material to the accompanying consolidated financial statements.

  Revenue Recognition

        The Company recognizes pay-per-view revenue at the time of viewing, net of estimated denials. Revenue from other guest room services is recognized in the period that services are delivered. Revenue from the sale of video systems is recognized when the equipment is shipped and there are no future obligations. Prewire revenue is recognized upon completion.

  Stock Based-Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123.

  Income Taxes

        The Company uses the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Earnings (Loss) Per Common Share

        Basic earnings per share is measured as the income or loss attributable to common shareholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) is reduced (increased) by preferred stock dividends and accretion to arrive at income (loss) attributable to common shareholders. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

        The loss per common share for the years ended December 31, 2001, 2000 and 1999 is based on 30,797,000, 30,483,000 and 30,222,000 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. At December 31, 2001, the number of potential common shares was approximately 20,328,000. Such potential common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities. The foregoing potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company adopted the provisions of Statement 141 upon issuance, and is required to adopt Statement 142 effective January 1, 2002.

        Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and estimate the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The

Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its estimated fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied estimated fair value of the reporting unit's goodwill, determined by allocating the reporting unit's estimated fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $65,580,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4,608,000 and $4,376,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flow.

  Certain Significant Risks and Uncertainties

        The Company participates in the highly competitive in-room entertainment industry and believes that risks and uncertainties exist in the following areas:

  •
  General economic and business conditions, and trends in the travel and entertainment industries;

  •
  Trends in hotel occupancy rates and business and leisure travel patterns;

  •
  The Company's ability to access quality movies, programming networks and other content on acceptable terms;

  •
  The regulatory and competitive environment of the industry in which On Command operates;

  •
  Uncertainties inherent in new business strategies such as the Company's recent efforts to expand its target market to include smaller hotels;

  •
  New product launches and development plans, including the future profitability of such added services;

  •
  Competitive threats posed by rapid technological changes;

  •
  The development and provision of new services such as the Company's recently introduced Internet service, short subject videos and digital music, and customer acceptance and usage rates of such services;

  •
  Uncertainties inherent in the Company's efforts to improve future operating results by increasing revenue and decreasing costs;

  •
  Uncertainties inherent in the Company's efforts to more effectively manage capital expenditures and decrease its reliance on external financing;

  •
  The ability of vendors to deliver required equipment, software and services;

  •
  Availability of qualified personnel;

  •
  Changes in the nature of key strategic relationships with hotel chains and their franchisees, including the renewal of existing agreements on favorable terms; and

  •
  Competitor responses to On Command's products and services, and the overall market acceptance of such products and services.

        Adverse developments in any of the foregoing areas could have a material adverse impact on the Company's financial condition and results of operations.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Significant estimates include the allowance for doubtful accounts receivable, inventory reserve and the estimated useful lives of video systems, property and equipment and intangible assets, including goodwill and the amounts in certain accrued liabilities. Actual results may differ from these estimates.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $19,134,000, $13,762,000 and $9,549,000 during 2001, 2000 and 1999, respectively. Cash paid for income taxes was $236,000, $155,000 and $193,000 during 2001, 2000 and

1999, respectively. Significant non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows (amounts in thousands):

2001
Recorded value of preferred stock acquired	$20,000,000
Conversion of note receivable	(5,000,000)

Cash paid for preferred stock	$15,000,000

2000
Issuance of Series A Preferred Stock in exchange for note receivable from related party	$21,080,000

1999
Capital lease obligations	$5,760,000

        For a description of certain additional non-cash transactions, see notes 4 and 5.

(4)    Acquisition

        On February 28, 2001, the Company acquired a controlling interest in the common stock of Hotel Digital Network, Inc. ("HDN") (d/b/a Instant Media Network) in exchange for (i) the conversion of the amounts due under a note receivable from HDN ($1,445,000), (ii) a commitment to provide approximately $2,400,000 of funding to HDN; and (iii) $226,000 of cash. Through December 31, 2001, the Company had satisfied $1,765,000 of its funding commitment to HDN. HDN provides in-room music content to hotels through the Company and other in-room entertainment providers. The Company accounted for the acquisition of HDN using the purchase method of accounting. Accordingly the excess of the purchase price over the fair value of the identifiable net assets of HDN has been allocated to goodwill. If the HDN acquisition had occurred on January 1, 2000, the Company's results of operations and comprehensive loss would not have been materially different from the Company's historical results of operations and comprehensive loss for the years ended December 31, 2001 and 2000. At December 31, 2001, the Company owned 8,489,586 of HDN's common shares, representing 80% of HDN's outstanding common stock and voting securities.

(5)    Cost Investments and Related Notes Receivable

        The Company's cost investments are summarized as follows (amounts in thousands):

	December 31,
	2001	2000
STSN, Inc. ("STSN")(a)	$3,461	$5,000
e-ROOM CORPORATION ("e-ROOM") (formerly known as MagiNet Corporation)(b)	3,298	348
Other	—	1,215

	$6,759	$6,563

  (a)
  On March 30, 2001, the Company acquired certain preferred stock of STSN, Inc. ("STSN") in exchange for cash of $15,000,000 and the conversion of a $5,000,000 convertible promissory note. The $5,000,000 convertible promissory note is included in the Company's investment in STSN at December 31, 2000. During the fourth quarter of 2001, the Company recorded a $16,539,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in STSN. Such estimated fair value was based on the price of securities sold by STSN during the first quarter of 2002. See note 15.
  (b)
  During the first quarter of 2001, the Company completed a transaction that resulted in the Company's acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation. To acquire the 7.5% interest in e-ROOM and settle the litigation, the Company (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred the Company's intercompany receivables from such subsidiaries to e-ROOM, (ii) issued 275,000 shares of Company Common Stock to e-ROOM, and (iii) paid $1,000,000 to e-ROOM. The Company also agreed that e-ROOM will have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the Company Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of Company Common Stock held by e-ROOM are freely tradable by e-ROOM during such period. Due to the existence of this repurchase obligation, the Company valued the Company Common Stock issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% investment in e-ROOM received by the Company has been reflected as loss on settlement of litigation in the accompanying consolidated statements of operations. The Company's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of the Company's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, the Company recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

(6)    Debt

        Debt is summarized as follows (amounts in thousands):

	December 31,
	2001	2000
Revolving Credit Facility(a)	$263,633	$247,133
Other(b)	2,037	2,037

	265,670	249,170
Less current portion	(909)	(705)

	$264,761	$248,465

  (a)
  The Company's revolving credit facility, as amended, (the "Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. Subject to certain conditions, the Revolving Credit Facility can be renewed for two additional years. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants. The Company had $11,367,000 of remaining availability under the Revolving Credit Facility at December 31, 2001.

    Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.91% effective borrowing rate at December 31, 2001). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at December 31, 2001. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

  (b)
  Other debt primarily represents capital lease obligations.

        The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the same remaining maturities. At December 31, 2001, the fair value of the Company's debt approximated its carrying value.

        Annual maturities of the Company's debt for each of the next five years are as follows (amounts in thousands):

2002	$909
2003	800
2004	263,917
2005	44
2006	—

$265,670

(7)    Redeemable Securities

  Mandatorily Redeemable Preferred Stock

        General.    The Company's Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share ("Series D Preferred Stock") are classified as mandatorily redeemable preferred stock within the accompanying consolidated balance sheet due to the fact that the terms of such preferred stock instruments provide for redemption provisions that are outside of the Company's control. Dividends on the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $4,259,000 during 2001. Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company did not pay any cash dividends during 2001.

        Series B and C Preferred Stock.    Pursuant to Preferred Stock Agreements dated March 5, 2001 and April 23, 2001 between the Company and Ascent, the Company sold 15,000 newly issued shares of its Series B Preferred Stock, and 10,000 shares of its Series C Preferred Stock, (collectively, the "Series B and C Preferred Stock"), to Ascent for cash consideration of $15,000,000 and $10,000,000, respectively.

        The liquidation preference (the "Liquidation Preference") of each share of the Series B and C Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B and C Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

        The holders of Series B and C Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including Company Common Stock and the Series A Preferred Stock (as described in note 8), and ratably on dividends to parity securities. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and accrue at the rate of 12% per annum of the Liquidation Preference thereafter. Dividends accrue on the Series C Preferred Stock on a daily-basis at the rate of 12% per annum of the Liquidation Preference. Accrued dividends on the Series B Preferred Stock are payable monthly, in cash. Accrued dividends on the Series C Preferred Stock are payable quarterly, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid.

        Upon any liquidation, dissolution or winding up of the Company, the holders of shares of Series B and C Preferred Stock are entitled to receive, from the assets of the Company available for distribution to stockholders, an amount in cash per share equal to the Liquidation Preference of a share of Series B and C Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of the Series B and C Preferred Stock and the holders of any parity securities.

        Shares of Series B and C Preferred Stock are redeemable at the option of the Company at any time after the issuance date at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series B and C Preferred Stock are to be redeemed.

        Subject to certain restrictions, including any such restrictions contained in the Company's Revolving Credit Facility, shares of Series B and C Preferred Stock are redeemable at the option of the holder at a price equal to the Liquidation Preference.

        Series D Preferred Stock.    On June 29, 2001, pursuant to a Preferred Stock Purchase Agreement between the Company and Ascent (the "Series D Purchase Agreement"), the Company authorized for issuance 60,000 shares of its Series D Preferred Stock, to Ascent in consideration of $60,000,000 in cash. The Series D Purchase Agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2 and Series D-3, each with an aggregate authorized amount of $20,000,000 in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares were issued on August 2, 2001 and the Series D-3 shares were issued on October 18, 2001. Shares of Series D Preferred Stock are convertible into shares of Company Common Stock at a conversion price of $7.55 per share on or after December 31, 2002 at the option of the holder.

        The liquidation preference (the "Series D Liquidation Preference") of each share of Series D Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Series D Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series D Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

        The holders of the Series D Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the Company Common Stock and the Series A Preferred Stock (as described in note 8) and ratably to dividends to parity securities. Dividends accrue on each sub-series of the Series D Preferred Stock on a daily basis at the rate of 8% per annum of the Series D Liquidation Preference from and including the applicable issue date of such shares (the "Issue Date"). Accrued dividends are payable in cash quarterly on the last day of March, June, September and December, commencing, with respect to each outstanding share of a sub-series of Series D Preferred Stock, on the first date following the Issue Date of such share. Dividends not paid on any dividend payment date are added to the Series D Liquidation Preference until such dividends are paid.

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

        Shares of the Series D Preferred Stock are redeemable, at the option of the Company, between June 29, 2001 and December 31, 2002 at a redemption price per share payable in cash equal to the Series D Liquidation Preference. The Series D Preferred Stock is not redeemable, at the option of the Company, during the period from December 31, 2002 to June 30, 2005. Thereafter, the shares are redeemable, at the option of the Company, at the Series D Liquidation Preference plus the percentage set forth opposite the applicable redemption date as follows:

Redemption date	Percentage
June 30, 2005—June 29, 2006	4%
June 30, 2006—June 29, 2007	3%
June 30, 2007—June 29, 2008	2%
June 30, 2008—June 29, 2009	1%
June 30, 2009—thereafter	0%

        In the event a default occurs under the Certificate of Designations of the Series D Preferred Stock, and subject to certain restrictions, including any such restrictions contained in the Company's Revolving Credit Facility, shares of Series D Preferred Stock are redeemable at the option of the holder at a price equal to the Series D Liquidation Preference if such redemption occurs prior to June 30, 2005. If the redemption occurs after June 30, 2005, the shares are redeemable at the Series D Liquidation Preference plus the percentage set forth in the foregoing table.

  Company Common Stock Subject to Repurchase Obligation

        During the first quarter of 2001, the Company issued 275,000 shares of Company Common Stock that are subject to a repurchase obligation. See note 5.

(8)    Stockholders' Equity

  Stock Option Plan

        The Company adopted the 1996 Key Employee Stock Option Plan (the "1996 Plan") under which employees may be granted incentive or non-statutory stock options for the purchase of Company Common Stock. In addition, restricted stock purchases, performance awards, stock payment or appreciation rights or deferred stock may be granted under the 1996 Plan. A total of 3,000,000 shares were initially reserved for the 1996 Plan. The 1996 Plan expires in 2006. In June 2000, the Board of Directors approved an amendment to the 1996 Plan to increase the number of shares reserved under the 1996 Plan to 5,250,000.

        The exercise price of options granted is set by the Company's Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 20% annually thereafter. Unvested options generally are cancelled upon termination of employment.

  1997 Non-Employee Directors Stock Plan

        In May 1997, the Company adopted the Company's 1997 Non-Employee Directors Stock Plan (the "Directors Plan"). The Directors Plan authorizes the granting of an annual award of 400 shares of the Company Common Stock and, pursuant to an amendment adopted in 1999, a one-time non-qualified option to purchase 50,000 shares of the Company Common Stock (an "Independent Director Option") to each Independent Director. On June 13, 2000, the Board of Directors adopted and approved an amendment to increase the number of authorized shares under the Directors Plan available for issuance and subject to option and share grants to Independent Directors by 400,000 shares. The aggregate number of shares of Company Common Stock which may be issued upon exercise of Independent Directors Options granted under the Directors Plan plus the number of shares which may be awarded pursuant to the Directors Plan will not exceed 696,800, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. Subject to the terms and conditions of the plan, the stock options are granted at no less than fair market value on the date of grant. The options generally expire in ten years, vest over a three-year period and are exercisable in installments of 25% after the first and second years, and the remaining 50% after the third year. In 2001 and 2000, options granted pursuant to the Directors Plan aggregated 50,000 and 200,000, respectively. No options were granted under the Directors Plan in 1999.

        The following is a summary of activity under the 1996 Plan and the Directors Plan:

	Options outstanding
	Options available for grant	Number of shares	Weighted average exercise price
Balances, January 1, 1999 (697,313 exercisable at a weighted-average price of $12.43)	1,098,563	1,744,475	13.13
Granted (weighted-average fair value of $7.06)	(1,270,500)	1,270,500	14.00
Increase in options authorized	200,000	—
Exercised	—	(117,745)	5.00
Cancelled	408,151	(408,151)	12.79

Balances, December 31, 1999 (690,847 exercisable at a weighted-average price of $12.77)	436,214	2,489,079	14.11
Granted (weighted-average fair value of $7.06)	(2,410,500)	2,410,500	14.12
Increase in options authorized	2,650,000	—
Exercised	—	(191,762)	10.40
Cancelled	831,342	(831,342)	15.25

Balances, December 31, 2000 (1,124,938 exercisable at a weighted-average price of $13.82)	1,507,056	3,876,475	13.79
Granted (weighted-average fair value of $3.68)	(1,317,000)	1,317,000	6.62
Increase in options authorized	—	—
Exercised	—	(2,520)	7.19
Cancelled	1,919,009	(1,919,009)	13.24

Balances, December 31, 2001 (1,404,793 exercisable at a weighted-average price of $10.82)	2,109,065	3,271,946	11.38

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding at 12/31/01	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at 12/31/01	Weighted average exercise price
$1.85-5.80	695,000	8.2	$4.86	—	$—
$7.34-9.34	601,850	8.3	7.76	210,850	8.36
$10.94-12.75	230,200	5.8	12.02	106,000	11.81
$13.00-14.87	302,396	5.3	13.39	217,618	13.32
$15.19-15.91	1,019,000	5.4	15.28	451,250	15.37
$16.00-18.09	423,500	5.5	16.07	419,075	16.06

	3,271,946	6.4	$11.56	1,404,793	$10.82

        The Company uses the intrinsic value method of APB Opinion No. 25 to account for stock options. During 2000 and 1999, the Company recognized stock compensation expense of $70,000 and $1,064,000, respectively, due primarily to the cashless exercise feature of certain stock options. At December 31, 2001 and 2000, none of the Company's outstanding stock options had a cashless exercise feature. Had the Company determined compensation expense based on the grant-date fair value method prescribed by SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been $92,085,000 and $2.99 in 2001; $45,173,000 and $1.48 in 2000; and $33,318,000 and

$1.10 in 1999. The grant-date fair values underlying the foregoing calculations are based on the Black-Scholes option-pricing model. The key assumptions used in the model include the following: (a) a discount rate equal to the one-year Treasury Bill rate at the date of grant; (b) volatility rates of 71.8% for 2001 grants, 47.7% for 2000 grants, 45.9% for 1999 grants and 25% for grants in all prior periods; (c) expected option lives of 5 or 5.5 years; (d) the closing price of the Company Common Stock on the date of grant; and (e) an expected dividend rate of zero.

  Employee Stock Purchase Plan

        In August 1997, the Company adopted the Employee Stock Purchase Plan (the "ESP Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESP Plan, Company employees can purchase Company Common Stock at a 10% discount from the market value on the purchase date. Through December 31, 2001, 102,808 shares have been purchased by Company employees under the ESP Plan.

  Warrants

        At December 31, 2001, warrants ("Warrants") issued by the Company to purchase 7,494,854 shares of Company Common Stock at a purchase price of $15.27 per share were outstanding. The outstanding Warrants, which include 1,424,875 Series A Warrants, 2,619,979 Series B Warrants and 3,450,000 Series C Warrants, expire on October 7, 2003. The Series A Warrants provide only for a cashless exercise that allows the holder to use the excess of the fair market value of Company Common Stock over the $15.27 exercise price as a currency to acquire shares of Company Common Stock. The exercise price for the Series B and Series C Warrants is to be paid with cash. At December 31, 2001, subsidiaries of Liberty held 1,123,792 Series A Warrants and 39 Series B Warrants.

  Series A Preferred Stock

        On August 8, 2000, the Company issued 13,500 shares of the Company's Series A, $.01 Par Value Convertible Participating Preferred Stock ("Series A Preferred Stock"), to the former Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The Series A Preferred Stock is initially convertible into an aggregate of 1,350,000 shares of Company Common Stock. The price of the Series A Preferred Stock was $1,562.50 per share. The Series A Preferred Stock participates in any dividends paid to the holders of Company Common Stock but otherwise is not entitled to receive any dividends. The Series A Preferred Stock has a liquidation preference of $.01 per share, and will also participate with the Company Common Stock in any liquidating distributions on an as-converted basis. The holder of the Series A Preferred Stock votes with the holders of the Company Common Stock as a single class and is entitled to one vote per share. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer's personal obligations under such promissory note are limited. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The promissory note, which is reflected as a reduction of stockholders' equity, matures on July 31, 2005, at which time all principal and interest becomes due. The right to transfer the Series A Preferred Stock is restricted.

  Shares Reserved for Issuance

        At December 31, 2001, a total of 20,403,784 shares of Company Common Stock were reserved for issuance pursuant to the 1996 Plan, the Directors Plan, the ESP Plan, the Warrants, Series A Preferred Stock and Series D Preferred Stock.

(9)    Income Taxes

        The Company files a separate tax return and is not included in Liberty's consolidated tax return. The provision (benefit) for income taxes consists of the following (amounts in thousands):

	Years ended December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$—
State	238	238	162
Foreign	130	185	38

	368	423	200
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total	$368	$423	$200

        The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to loss before income taxes as follows (amounts in thousands):

	Years ended December 31,
	2001	2000	1999
Tax benefit computed at federal statutory rate	$(29,872)	$(13,517)	$(10,218)
State tax benefit, net of federal benefit	(3,494)	(1,470)	(689)
Goodwill	1,822	1,731	1,690
Other	3,666	(1,282)	130
Foreign	130	185	38
Increase in valuation allowance	28,116	14,776	9,249

Provision for income taxes	$368	$423	$200

        Loss before income taxes consists of the following (amounts in thousands):

	Years ended December 31,
	2001	2000	1999
Domestic	$(80,332)	$(37,006)	$(26,359)
Foreign	(5,016)	(1,614)	(2,835)

Total	$(85,348)	$(38,620)	$(29,194)

        Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist of the following (amounts in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Tax net operating loss and credit carryforwards	$104,682	$68,203
Accruals not recognized for tax purposes	4,644	4,640
Other	8,086	(643)
Valuation allowance	(99,542)	(71,426)

Total deferred tax assets	17,870	774
Deferred tax liabilities:
Depreciation and amortization	(17,870)	(774)
Other	—	—

Total deferred tax liabilities	(17,870)	(774)

Net deferred tax liability	$—	$—

        At December 31 2001, the Company had net operating loss carryforwards for federal and state income tax purposes aggregating approximately $201,697,000 and $184,697,000, respectively. If not utilized to reduce taxable income in future periods, the federal net operating loss carryforwards will begin to expire in 2010 and the state net operating loss carryforwards will begin to expire in 2002. Certain subsidiaries of the Company had additional net operating loss carryforwards for federal and state income tax purposes aggregating approximately $43,000,000 and $7,000,000, respectively, and these net operating losses are subject to certain rules limiting their usage. At December 31, 2001, federal and state alternative minimum tax credit carryforwards of $1,595,000 and $251,000, respectively, were available to offset the respective future regular federal and state tax liabilities. At December 31, 2001, federal and state research and development tax credit carryforwards of approximately $32,000 and $894,000, respectively, were available to offset the respective future federal and state tax liabilities.

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

(10)    Related Party Transactions

        During the second quarter of 2001, three employees of another subsidiary of Liberty began performing duties for the Company. Accordingly, during 2001, portions of the salaries and related benefits of such employees and certain other administrative costs were allocated to the Company by the other Liberty subsidiary. Effective January 1, 2002, the Company began paying the compensation of such employees. The aggregate amount allocated to the Company during 2001 was $408,000, and such amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

        Subsequent to Liberty's acquisition of Ascent in March of 2000, Liberty and Ascent have allocated insurance and certain other general and administrative expenses (including portions of the salaries of certain employees) to the Company. In addition, the Company reimburses Liberty and Ascent for certain expenses paid by Liberty and Ascent on behalf of the Company. Although there are no written agreements with Liberty and Ascent for these allocations and reimbursements, the Company believes the amounts to be reasonable. Allocations and reimbursements from Liberty and Ascent aggregated

$929,000 and $696,000 during 2001 and 2000, respectively, and such amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Amounts owed to Liberty and Ascent pursuant to this arrangement ($711,000 at December 31, 2001) are non-interest bearing.

        The Company had made arrangements for the use of an airplane owned by a limited liability company of which the Company's former Chairman of the Board and Chief Executive Officer is the sole member. When that airplane was used for purposes related to the conduct of the Company's business, the Company reimbursed the limited liability company for such use at market rates. The aggregate amount paid for this service in 2001 was approximately $190,000. This arrangement was terminated in June 2001.

(11)    Concentration of Credit Risk

        The Company generates the majority of its revenue from the guest usage of proprietary video systems located in various hotels primarily throughout the United States, Canada, Mexico and Europe. The Company performs periodic credit evaluations of its installed hotel locations and generally requires no collateral while maintaining allowances for potential credit losses. The Company invests its cash in high-credit quality institutions. These instruments are short-term in nature and, therefore, bear minimal risk.

        Hotels owned, managed or franchised by Marriott International, Inc. ("Marriott") accounted for 27%, 24% and 25% of total room revenue for the years ended December 31, 2001, 2000 and 1999, respectively, while hotels owned, managed or franchised by Six Continents Hotels, Inc. ("Six Continents") accounted for 12%, 11% and 10% of total room revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Individual contracts with hotels owned, managed or franchised by Marriott and Six Continents expire, if not renewed, over the next eight years.

        Hotels owned, managed or franchised by the Hilton Hotels Corporation ("Hilton") accounted for 19%, 20% and 20% of total room revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The Hilton master contract expired on April 27, 2000. The Hilton master contract provided the Company exclusive rights to install its in-room entertainment system in all corporate-owned Hilton properties and as a preferred vendor for all managed and franchised properties. Per the terms of the Hilton master contract, individual hotel installations have a term of seven years from installation date. On October 10, 2000, Hilton announced that it would not renew its contract with the Company. Accordingly, the Company expects that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At December 31, 2001, the Company provided service to approximately 7,500 Hilton-owned rooms and approximately 66,500 Hilton managed and franchised rooms. Individual contracts with Hilton owned, managed and franchised hotels expire, if not otherwise renewed, over the next seven years.

        In addition, the Company has a master contract in place with Promus Hotel Corporation ("Promus"). The Promus master contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Promus was acquired by the Hilton Corporation in late 1999. At December 31, 2001, the Company provided service to approximately 6,200 Promus-owned rooms and 63,200 Promus managed and franchised rooms. Individual contracts with Promus owned, managed and franchised hotels expire, if not renewed, over the next nine years.

(12)    Geographic Operating Information

        The following represents total revenue for the years ended December 31, 2001, 2000 and 1999 and long-lived assets as of December 31, 2001, 2000 and 1999 by geographic territory (amounts in thousands):

	2001		2000		1999
	Total revenue*	Long- lived assets	Total revenue*	Long- lived assets	Total revenue*	Long- lived assets
United States	$218,863	$339,273	$237,975	$339,775	$227,904	$322,444
Canada	13,243	21,270	13,441	21,028	13,034	20,931
All other foreign	7,303	11,821	13,964	16,994	12,010	14,513

Total	$239,409	$372,364	$265,380	$377,797	$252,948	$357,888

        *Total revenue is attributed to countries based on invoicing location of customer.

(13)    Employee Benefit Plan

        On Command is the sponsor of the On Command 401(k) Saving Plan (the "On Command 401(k) Plan"), which provides employees an opportunity to create a retirement fund by contributing up to 15% of their eligible earnings in several different mutual funds. The Company, by annual resolution of the Board of Directors, generally contributes up to 50% of the amount contributed by employees up to a maximum matching contribution of 4%. Matching contributions made by the Company were approximately $971,000, $1,068,000 and $995,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(14)    Restructuring and Relocation Costs

        During 2001, the Company completed the process of relocating its headquarter operations from San Jose, California to Denver, Colorado. During the years ended December 31, 2001 and 2000, $12,132,000 and $6,108,000, respectively, of relocation expenses have been recognized and recorded. The relocation expenses included severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs.

        On May 21, 2001, the compensation committee of the Company's board of directors approved a restructuring plan, which affected approximately 50 employees. Severance costs associated with the May 2001 restructuring plan aggregated $2,212,000 and were recognized during the year ended December 31, 2001.

        During the fourth quarter of 2001, the Company recorded a $2,697,000 restructuring charge to record the future lease obligations (net of estimated sublease income) associated with the Company's exit from certain leased premises in San Jose, California.

        At December 31, 2001, the remaining liability related to the May 2001 restructuring plan was $393,000, and the liability with respect to the vacated premises in San Jose, California was $2,697,000. The Company expects to pay most, if not all, of the remaining liability under the May 2001 restructuring plan during 2002. The liability related to the vacated premises in San Jose, California is payable through June 2004.

(15)    Commitments and Contingencies

  Operating Leases

        The Company leases office space and certain equipment pursuant to noncancelable operating leases. Rental expense under such agreements amounted to $4,355,000, $3,090,000 and $2,145,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Future minimum annual payments under non-cancelable operating leases at December 31, 2001 are as follows (amounts in thousands):

Years Ending December 31:
2002	3,774
2003	2,408
2004	1,282
2005	338

Total	$7,802

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

  Other

        The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its video systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of rooms.

        The Company has agreed to purchase $2,859,000 of preferred stock from its investee, STSN during the first two quarters of 2002. See note 5.

(16)    Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

	Dec. 31	Sept. 30	June 30	March 31
	(amounts in thousands, except per share data)
2001
Revenue	$55,535	$58,322	$63,338	$62,214
Direct costs of revenue	28,208	30,101	32,202	30,037
Operating expenses	38,978	35,939	44,619	42,197
Loss from operations	(11,651)	(7,718)	(13,483)	(10,020)
Net loss	(34,121)	(12,470)	(19,960)	(19,165)
Basic and diluted loss per share	$(1.17)	$(0.44)	$(0.68)	$(0.63)
2000
Revenue	$65,815	$68,832	$65,769	$64,964
Direct costs of revenue	31,884	30,716	30,061	30,751
Operating expenses	41,907	41,908	39,149	35,380
Loss from operations	(7,976)	(3,792)	(3,441)	(1,167)
Net loss	(19,039)	(8,477)	(6,960)	(4,567)
Basic and diluted loss per share	$(0.62)	$(0.28)	$(0.23)	$(0.15)

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company as of February 1, 2002.

Name	Position
William Fitzgerald Born May 20, 1957	Has been a Director of On Command since October 2001. Mr. Fitzgerald has served as Senior Vice President of Liberty and as Chairman of the Board of Liberty Livewire Corporation ("Liberty Livewire") since August 2000. Mr. Fitzgerald served as Chief Operating Officer, Operations Administration, of AT&T Broadband LLC ("AT&T Broadband"), which was formerly known as Tele- Communications, Inc., ("TCI"), from August 1999 to May 2000, and Executive Vice President and Chief Operating Officer of TCI from March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer of TCI Communications, Inc. ("TCI Communications") from November 1998 to March 1999, served as an Executive Vice President of TCI Communications from December 1997 to March 1999, and served as Senior Vice President of TCI Communications from March 1996 to December 1997. Mr. Fitzgerald is also a Director and Chairman of the Board of Liberty Livewire.
Richard D. Goldstein Born October 16, 1951
Has been a Director of On Command since November 1998. Mr. Goldstein has served as a Managing Director or Senior Managing Director and a principal of Alpine Capital LLC., a merger advisory and investment/merchant banking firm in New York and predecessor or related entities (including Alpine Equity Partners L.P.) since 1990.
Paul A. Gould Born September 27, 1945
Has been a Director of On Command since April 2000. Mr. Gould has served as a Managing 5 Director and Executive Vice President of Allen & Company Incorporated, an investment banking services company, for over five years. Mr. Gould served as a Director of TCI from December 1996 to March 1999, Liberty Media International, Inc. from July 1995 to October 1998, and TV Guide, Inc. ("TV Guide") from January 1996 to February 1998. Mr. Gould is also a Director of Liberty.

III-1

Gary S. Howard Born February 22, 1951
Has been Chairman of the Board of On Command since October 2001 and a Director of On Command since April 2000. Mr. Howard has served as Executive Vice President and Chief Operating Officer of Liberty since July 1998. Mr. Howard has also served as Chairman of the Board of Liberty Satellite & Technology, Inc. ("Liberty Satellite") since August 2000 and as Chief Executive Officer of Liberty Satellite from December 1996 to April 2000. From February 1995 through August 1997, Mr. Howard also served as President of Liberty Satellite. Mr. Howard served as Executive Vice President of TCI, from December 1997 to March 1999; as Chief Executive Officer, Chairman of the Board and a Director of TV Guide from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard served as President of TV Guide from June 1997 to September 1997. Mr. Howard is a Director of Liberty, Liberty Digital, Inc. ("Liberty Digital"), Liberty Satellite, Liberty Livewire and UnitedGlobalCom, Inc. ("UnitedGlobalCom").
Peter M. Kern Born June 2, 1967
Has been a Director of On Command since April 2000. Since September 2001, Mr. Kern has served as Senior Managing Director of Alpine Capital, LLC, a merger advisory and investment/merchant banking firm in New York. From April 1996 until August 2001, Mr. Kern was President of Gemini Associates, Inc., a firm that provides strategic advisory services primarily to media companies. Mr. Kern also serves as a Director of Liberty Digital. Peter M. Kern is the son of Jerome H. Kern, the Company's former Chairman of the Board and Chief Executive Officer.
William D. Myers Born March 23, 1958
Has been Executive Vice President, Chief Financial Officer and Treasurer for On Command since June 2001. Mr. Myers was Senior Vice President and Chief Financial Officer for Formus Communications, Inc. from November 2000 through May 2001. From August 1999 through October 2000, Mr. Myers served as Senior Vice President and Chief Financial Officer of Jato Communications Corp ("Jato"). From September 1996 through July 1999, Mr. Myers served as Vice President and Treasurer of Liberty Satellite and from April 1998 until July 1999 he served as Vice President and Treasurer of Primestar, Inc ("Primestar").
David A. Simpson Born February 19, 1958
Has been Senior Vice President of Research & Development and Engineering for On Command since July 2001 and Senior Vice President of Research & Development, operations and Engineering from October 2000 until July 2001. Mr. Simpson was Vice President, Operations, from July 1998 until October 2000. Prior to joining On Command, Mr. Simpson founded a high-tech startup venture.

III-2

Laurence M. Smith Born April 16, 1959
Has been Senior Vice President of Sales and Distribution for On Command since November 2001. From August 2001 to November 2001, Mr. Smith served as a consultant for On Command. Mr. Smith was Executive Vice President of Sales and Marketing for IntelliReady, Inc. from October 2000 until June 2001 and President of Sun Valley Resources, Inc., a start up venture, from February 2000 until October 2000. From November 1996 until January 2000, Mr. Smith was co-founder and Executive Vice President of Internet Gift Registries, Inc., an e-commerce start up venture.
Christopher Sophinos Born January 26, 1952
Has been President of On Command since April 2001 and Chief Executive Officer since October 2001. Mr. Sophinos has also served as Senior Vice President of Liberty Satellite since April 2000. He served as President of Liberty Satellite from September 1997 to April 2000 and as Senior Vice President of Liberty Satellite from February 1996 until September 1997. Mr. Sophinos served as Senior Vice President of Primestar from April 1998 until August 1999. Mr. Sophinos served as the President of Boats Unlimited from November 1993 to September 1998.
Pamela J. Strauss Born September 5, 1960
Has been Senior Vice President, General Counsel and Secretary of the Company since January 2002 and Vice President, General Counsel and Secretary since June 2001. Ms. Strauss has also served as General Counsel of Liberty Satellite since February 2000 and Secretary of Liberty Satellite since April 2000. Ms. Strauss served as Corporate Counsel for Liberty Satellite from April 1994 to April 1998, and Assistant Secretary from December 1996. Ms. Strauss has also served as Associate General Counsel for Phoenixstar, Inc. since April 1998, Secretary since July 1999 and Assistant Secretary from August 1997 to June 1999.
Carl E. Vogel Born October 18, 1957
Has been a Director of On Command since April 2000. During April and May 2001 Mr. Vogel also served as Vice Chairman of the Board and from June 2001 until October 2001 as Chairman of the Board. Mr. Vogel has served as a President and Chief Executive Officer of Charter Communications, Inc. since October 2001. From December 1999 to October 2001, he served as Senior Vice President of Liberty. From April 2000 to October 2001, Mr. Vogel was President, Chief Executive Officer and a Director of Liberty Satellite. Mr. Vogel served as Executive Vice President/Chief Operating Officer of Field Operations for AT&T Broadband from June 1999 until joining Liberty. He served as Chairman and Chief Executive Officer of Primestar from June 1998 to June 1999. From October 1997 to June 1998, Mr. Vogel was Chief Executive Officer of Star Choice Communications. From March 1994 to March 1997, he served initially as Executive Vice President and Chief Operating Officer, and later as President of EchoStar Communications Corporation.
J. David Wargo Born October 1, 1953
Has been a Director of On Command since November 1998. Mr. Wargo has served as President of Wargo & Company, Inc. since 1993. Mr. Wargo is also a Director of Liberty Digital and Strayer Education, Inc.

III-3

Gary L. Wilson Born January 16, 1940
Has been a Director of On Command since September 1996. Mr. Wilson is Chairman of the Board and a principal investor in NWA, Inc., parent of Northwest Airlines and several other transportation-related subsidiaries. He served as co-chairman since 1991 and was named chairman of NWA, Inc. in 1997. Mr. Wilson is a director of The Walt Disney Company.

        Jerome H. Kern resigned as the Company's Chief Executive Officer on April 27, 2001 and as the Company's Chairman of the Board on June 1, 2001.

        On May 31, 2001, the employment of Jean A. DeVera, a former Senior Vice President of the Company, terminated.

        On September 30, 2001, the employment of Jerry Hodge, a former Senior Vice President of the Company, terminated.

        On December 31, 2001, Gregory Armstrong, the former Executive Vice President and Chief Operating Officer of the Company, resigned.

        On January 2, 2002, the employment of Anne Doris, a former Senior Vice President of the Company, terminated.

        The duties of the foregoing individuals have been assumed by other officers of the Company.

        The directors of the Company will hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified. The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

        The Company's charter provides for a Board of Directors of not less that seven members. The exact number of directors is fixed by resolution of the Board of Directors.

        Except as indicated above, there are no family relations by blood, marriage or adoption, of first cousin or closer, among the above named individuals.

        During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity except as noted below.

        On March 21, 2001, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Jato in the United States Bankruptcy Court for the District of Colorado. Mr. Myers was an executive officer of Jato until October 2000.

Compliance With Securities Laws

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on the Company's review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2001, or written representations that no Forms 5 were required, the Company believes that all of its directors and executive officers and greater than ten

III-4

percent beneficial owners complied with all Section 16(a) filing requirements during 2001 except as follows:

Person	Late Filings
Anne Doris	Form 3—March 13, 2001
Kathryn L. Hale	Form 3—March 13, 2001
Marianne G. Morgan	Form 3—March 13, 2001
William D. Myers	Form 3—June 1, 2001
Christopher Sophinos	Form 3—April 27, 2001
Pamela J. Strauss	Form 3—June 1, 2001

Item 11. Executive Compensation.

Summary Compensation Table

        The following table is a summary of all forms of compensation paid by the Company to the officers named therein (the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999 (total of eight persons).

Name and Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/SARs (#)	All other compensation ($)(8)
Christopher Sophinos(1) President and Chief Executive Officer	2001 2000 1999	201,262 — —	— — —	— — —	— — —	200,000 — —	— — —
Jerome H. Kern(2) Former Chairman and Chief Executive Officer	2001 2000 1999	254,199 389,583 —	— — —	— — —	— — —	— — —	31,480 667 —
William D. Myers(3) Executive Vice President, Chief Financial Officer and Treasurer	2001 2000 1999	132,708 — —	— — —	— — —	— — —	150,000 — —	11,561 — —
David A. Simpson Senior Vice President, Research & Development and Engineering	2001 2000 1999	290,000 212,855 155,308	— 19,812 —	— — —	— — —	— 100,000 35,000	12,114 6,281 5,478
Gregory Armstrong(4) Former Executive Vice President, Chief Operating Officer	2001 2000 1999	290,000 84,583 —	— — —	— — —	— — —	150,000 — —	11,567 — —
Jean A. DeVera(5) Former Senior Vice President, Sales	2001 2000 1999	137,502 291,294 178,000	— 67,475 38,000	— — —	— — —	— — 50,000	309,101 6,475 5,790
Jerry Hodge(6) Former Senior Vice President — On Command Chief Executive Officer of Casino and Gaming Division	2001 2000 1999	235,240 — —	100,000 — —	— — —	— — —	— — —	90,284 — —
Anne Doris(7) Former Senior Vice President, Marketing and Programming	2001 2000 1999	192,307 — —	— — —	— — —	— — —	100,000 — —	22,168 — —

(1)
Mr. Sophinos became President of the Company on April 27, 2001. Although Mr. Sophinos has continued to perform duties as an officer of Liberty Satellite, Mr. Sophinos has devoted substantially all of his time to the Company since April 27, 2001. As such, the Company was responsible for Mr. Sophinos' compensation from May 1, 2001 through December 31, 2001, and the 2001 compensation in the table represents the amount paid to reimburse Liberty Satellite for Mr. Sophinos' compensation for the eight months ended December 31, 2001.

(2)
Mr. Kern became Chief Executive Officer and Chairman of the Board of Directors on April 1, 2000. Accordingly, the 2000 compensation information included in the table represents nine months of employment. Mr. Kern resigned as Chief Executive officer on April 27, 2001 and as Chairman on June 1, 2001. Accordingly, the 2001 compensation information included in the table represents five months of employment.

III-5

(3)
Mr. Myers became Executive Vice President, Chief Financial Officer and Treasurer on June 1, 2001. Accordingly, the compensation information included in the table represents seven months of employment.

(4)
Mr. Armstrong became Senior Vice President for International and Special Projects in September 2000. Accordingly, the 2000 compensation information included in the table represents three and one-half months of employment. Mr. Armstrong resigned from the Company on December 31, 2001.

(5)
Ms. DeVera's employment with the Company terminated on May 31, 2001. Accordingly, the 2001 compensation information included in the table represents five months of employment.

(6)
Mr. Hodge's employment with the Company terminated on September 30, 2001. Accordingly, the 2001 compensation information included in the table represents nine months of employment.

(7)
Mrs. Doris became Senior Vice President, Marketing and Programming in March 2001. Accordingly, the 2001 compensation information included in the table represents nine and one half months of employment. Ms. Doris' employment with the Company terminated on January 2, 2002.

(8)
For 2001, other compensation includes: (i) contributions by the Company on behalf of the executives to the On Command 401(k) Plan, (ii) life insurance premiums for policies in excess of $50,000 face value, and (iii) all severance and final payout of accumulated paid time-off for those Named Executive Officers whose employment with the Company ended during 2001. For 2000 and 1999, the other compensation amounts include the Company's matching contributions to the On Command 401(k) Plan and insurance premiums paid by the Company. The On Command 401(k) Plan provides employees with an opportunity to save for retirement by contributing up to 15% of their eligible earnings in several different mutual funds. The Company, by annual resolution of the Board of Directors, generally contributes up to 50% of the amount contributed by the employee up to a maximum matching contribution of 4%. Participant contributions to the On Command 401(k) Plan are fully vested upon contribution. Details of other compensation for 2001 are summarized below:

	Year ended December 31, 2001
	Company match of 401(k) contribution	Insurance premiums paid by Company	Severance and accumulated time-off paid	Total
Christopher Sophinos	$—	$—	$—	$—
Jerome H. Kern	—	807	30,673	31,480
William D. Myers	10,500	1,061	—	11,561
David A. Simpson	10,500	1,614	—	12,114
Gregory Armstrong	9,953	1,614	—	11,567
Jean A. DeVera	10,500	673	297,928	309,101
Jerry Hodge	9,953	1,076	79,255	90,284
Anne Doris	10,500	1,211	10,457	22,168

Option Grants in Last Fiscal Year

	Individual grants
	Number of securities underlying options granted(1)	Percent of total options granted to employees in fiscal year(2)	Exercise or base price ($/share)(3)	Expiration date		Grant date present value ($)(4)
Christopher Sophinos	200,000	16%	$5.7950	6/5/11		$748,000
William D. Myers	150,000	12%	$5.7950	6/5/11		$561,000
Jerry Hodge	150,000	12%	$9.7500	3/13/11	(5)	$573,000
Anne Doris	100,000	8%	$7.5000	3/13/11	(6)	$420,000

(1)
The options expire ten years from grant date and vest 20% annually over five years.

(2)
The total number of options granted to On Command employees in 2001 was 1,267,000.

(3)
Represents the closing market price per share of the Company Common Stock on the date of the grant.

III-6

(4)
On Command used the Black-Scholes option pricing model to determine grant date present values using the following assumptions for the year 2001: stock price volatility of 71.8%; a five year option term; a discount rate equal to the one-year Treasury Bill rate at the date of grant; the closing price of the Company Common Stock on the date of grant; and an expected dividend rate of zero. Forfeitures are reflected as they occur. The use of this model is in accordance with SEC rules; however the actual value of an option will be measured by the difference between the stock price and the exercise price on the date the option is exercised. Accordingly, the realized value, if any, will not necessarily be the value determined by the model.

(5)
Mr. Hodge's options expired on September 30, 2001 in connection with the termination of his employment.

(6)
Ms. Doris' options expired on January 2, 2002 in connection with the termination of her employment.

Option Exercises And Fiscal Year-End Values

        The following table provides, for the Named Executive Officers, information on (i) the exercise during the year ended December 31, 2001 of options with respect to shares of Company Common Stock, (ii) the number of shares of Company Common Stock represented by unexercised option owned by them at December 31, 2001 and (iii) the value of those options as of the same date.

Aggregated Option Exercises in 2001, and Year-End Option Values

			Number of securities underlying unexercised options at 12/31/01		Value of in-the money options at 12/31/01
	Shares underlying options exercised
		Value realized	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Christopher Sophinos	—	—	—	200,000	$—	$—
Jerome H. Kern	—	—	—	—	$—	$—
William D. Myers	—	—	—	150,000	$—	$—
David A. Simpson	—	—	73,000	92,000	$—	$—
Gregory Armstrong	—	—	—	—	$—	$—
Jean A. DeVera(1)	—	—	110,000	—	$—	$—
Jerry Hodge	—	—	—	—	$—	$—
Anne Doris(2)	—	—	—	100,000	$—	$—

(1)
Ms. DeVera's options expire on May 31, 2002.

(2)
Ms. Doris' options expired on January 2, 2002 in connection with the termination of her employment.

Employment and Severance Arrangements

        For a description of certain severance arrangements with Jerome H. Kern, Jean A. DeVera, Jerry Hodge and certain other former executive officers of the Company, see "Certain Relationships and Related Party Transactions," below.

        In May 2001, the Company adopted a severance pay plan for the Company's eligible employees (the "Severance Plan"). The Severance Plan defines eligible employees as every employee of the Company except temporary employees, independent contractors and employees covered by collective bargaining agreements. Under the Severance Plan, such employees are eligible for certain payments

III-7

and benefits in the event such employee's employment is terminated by the Company as a result of a layoff or reduction in force, as determined in the sole discretion of the plan administrator.

        Under the Severance Plan, if an executed waiver and release agreement is delivered by the eligible employee to the Company within the period specified by the Company, eligible employees are entitled to salary continuation of from one month to twelve months depending upon the employee's title.

Compensation of Directors

        In May 1997 the Company adopted a compensation plan for Independent Directors (defined as directors who are neither employees of the Company nor its subsidiaries or parents, so long as the relevant parent, directly or indirectly controls 50% or more of the voting securities of the Company). Independent Directors receive an annual retainer of $6,000 in cash, payable quarterly; $500 for each Board meeting attended; and $500 for each meeting of a Committee of the Board attended. Each Independent Director who is also a chairman of a Committee of the Board receives an additional annual fee of $2,000 payable quarterly. In addition, the Board of Directors and the Company's stockholders approved the 1997 Non-Employee Directors Stock Plan (the "Directors Plan") to grant annual awards of Company Common Stock and options to purchase Company Common Stock to Independent Directors. The Directors Plan originally authorized the granting of an award of 400 shares of Company Common Stock and a non-qualified option to purchase 4,000 shares of Company Common Stock, priced at the fair market value on the date of grant, to each Independent Director on an annual basis following the Company's annual stockholder meeting. Such options are exercisable as follows: 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant.

        In April 1999, the Board ratified and adopted an amendment to the Directors Plan, which amendment was approved by the stockholders at the 1999 stockholders meeting. Pursuant to the amendment the Independent Directors would continue to receive 400 shares annually, however, the annual grant to Independent Directors of an option to purchase 4,000 shares of Company Common Stock was replaced with a one-time grant of an option to purchase 50,000 shares of Company Common Stock (the "Option"). Under the terms of the amendment, any Independent Director who received an Option would not be eligible to receive an additional Option until the fifth annual meeting after the original grant. The Options vest 25% on the first anniversary of grant, and 25% and 50%, respectively, on the second and third anniversaries, or 100% upon a change in control of the Company. In November 1999, the Board acted to provide that an acquisition of Ascent by Liberty would constitute a change in control of the Company for purposes of the Directors Plan.

        In October 2000, the stockholders approved (i) an amendment to the Director Plan adopted by the Board in June 2000, pursuant to which the authorized number of shares under the Director Plan subject to the grant of options and shares was increased to 696,800, and (ii) an amendment to the Director Plan revising the definition of Independent Director to exclude only officers and employees of the Company.

        During the first quarter of 2002, Mssrs. Goldstein and Wargo each received $60,000 for their service during 2001 and the first quarter of 2002 on a special committee formed by the Board of Directors.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        The members of the Company's compensation committee are Messrs. Goldstein and Wilson, each a director of the Company. None of the members of the compensation committee are or were officers of the Company or any of its subsidiaries or any other person that would constitute a compensation committee interlock with the Company.

III-8

Item 12. Securities Ownership of Certain Beneficial Owners and Management.

Securities Ownership of Certain Beneficial Owners

        The following table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding Company Common Stock and Series A Preferred Stock as of December 31, 2001. Shares issuable upon the exercise of options are only included in the table to the extent that the options are exercisable on or before March 1, 2002. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.

Name and address of beneficial owner	Title of class	Amount and nature of beneficial ownership	Percent issued and outstanding(1)
Liberty Media Corporation(2) 12300 Liberty Boulevard Englewood, CO 80112	Series A Preferred Stock Company Common Stock	— 20,528,193	— 64.13%
J.P. Morgan Chase & Co.(3) 500 Stanton Christina Road Newark, DE 19713	Series A Preferred Stock Company Common Stock	— 2,384,896	— 7.72%
Credit Suisse First Boston(4) 11 Madison Avenue New York, NY 10010	Series A Preferred Stock Company Common Stock	— 2,255,035	— 7.30%
Merrill Lynch & Co., Inc.(5) 800 Scudders Mill Road Plainsboro, NJ 08536	Series A Preferred Stock Company Common Stock	— 1,948,671	— 6.31%
Gary Wilson(6) 300 Delfern Drive Los Angeles, CA 90077	Series A Preferred Stock Company Common Stock	— 1,870,000	— 5.71%
Par Capital Management, Inc.(7) One Financial Center, Suite 1600 Boston, MA 02111	Series A Preferred Stock Company Common Stock	— 1,588,100	— 5.14%
Jerome H. Kern (8) 4600 S. Syracuse, Suite 1000 Denver, CO 80237	Series A Preferred Stock Company Common Stock	13,500 1,350,000	100 4.19	% %

(1)
Based on 13,500 shares of the Company's Series A Preferred Stock and 30,884,459 shares of the Company Common Stock outstanding as of December 31, 2001. The Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not classified as voting shares.

(2)
Liberty, primarily through its wholly-owned subsidiary Ascent, holds 19,404,362 shares of Company Common Stock, 1,123,792 Series A Warrants, and 39 Series B Warrants. The shares were acquired by Liberty pursuant to a transaction in March 2000 in which Liberty acquired control of Ascent, On Command's controlling shareholder, by means of a tender offer. See "Certain Relationships and

III-9

  Related Party Transactions." On August 16, 2001, a subsidiary of Liberty entered into an agreement pursuant to which it has agreed to transfer all of the shares of Ascent owned by it to Liberty Satellite, a controlled subsidiary of Liberty. This transaction is subject to approval by Liberty Satellite's stockholders and other conditions and is currently expected to close on April 1, 2002. If the transaction announced in August is consummated, Liberty Satellite will become a beneficial owner of the shares of Company Common Stock and Series A Warrants described above in this footnote 2, although, by virtue of its control of Liberty Satellite, Liberty will continue to be a beneficial owner of such securities as well.

(3)
Based on information contained in Schedule 13G filed with the Commission and dated February 14, 2002. J.P. Morgan Chase & Co. ("J.P. Morgan") is the beneficial owner of 2,384,896 shares of Company Common Stock (sole voting power: 1,687,100, sole dispositive power: 1,718,200 and shared voting and dispositive power: 666,696) as parent holding company of J.P. Morgan Investment Management, Inc. and Robert Fleming Holdings Ltd.

(4)
Based on information contained in Schedule 13G filed with the Commission and dated February 14, 2002. Credit Suisse First Boston ("CSFB") shares voting and dispositive power over 2,255,035 shares of Company Common Stock with its consolidated subsidiaries to the extent that they constitute a part of the Credit Suisse First Boston business unit which is engaged in corporate and investment banking, trading, private equity investment and derivatives business on a world-wide basis.

(5)
Based on information contained in Schedule 13G filed with the Commission and dated February 19, 2000. Merrill Lynch & Co., Inc. ("MLI") is the beneficial owner of 1,948,671 shares of Company Common Stock (sole voting and dispositive power: 0 shares and shared voting and dispositive power: 1,942,599 shares) as parent holding company of Merrill Lynch Asset Management Group, which is comprised of registered investment advisors to various registered investment companies.

(6)
Mr. Wilson holds 1,810,000 Series C Warrants to purchase shares of Company Common Stock having an exercise price of $15.27 per share, vested options to purchase 58,000 shares of Company Common Stock, and 2,000 shares of Company Common Stock.

(7)
Based on information contained in Schedule 13G filed with the Commission and dated November 1, 2001. Par Capital Management, Inc. has sole voting and dispositive ownership of 1,588,100 shares of Company Common Stock.

(8)
Mr. Kern holds 13,500 shares of Series A Preferred Stock, which are convertible, at Mr. Kern's option, into 1,350,000 shares of Company Common Stock.

Common Stock Ownership Of Management

        The following table sets forth information with respect to the ownership by each director and each of the Named Executive Officers of the Company and by all directors and executive officers as a group of shares of On Command Common Stock, Series A Liberty Media Corporation Common Stock ("Series A Liberty Common Stock") and Series B Liberty Media Corporation Common Stock ("Series B Liberty Common Stock"). Series A Liberty Common Stock and Series B Liberty Common Stock are both equity securities of Liberty, which indirectly owns a controlling interest in the Company.

        The following information is given as of December 31, 2001 and, in the case of percentage ownership information, is based on (1) 30,884,459 shares of Company Common Stock; (2) 2,378,127,544 shares of Series A Liberty Common Stock; and (3) 212,045,288 shares of Series B Liberty Common Stock, in each case outstanding on that date. Shares of Company Common Stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or before March 1, 2001, are deemed to be outstanding and to be beneficially owned by the person

III-10

holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. So far as is known to the Company, the persons indicated below have the sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

Name of beneficial owner	Title of class	Amount and nature of beneficial ownership		Percent of class
Directors:
William R. Fitzgerald	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	— 386,008 —	(1)(2)	— * —
Richard D. Goldstein	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	51,200 — —	(3)	* — —
Paul A. Gould	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	13,300 1,504,691 457,344	(4)	* * *
Gary S. Howard	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	12,500 3,968,713 —	(5) (6)(7)(8)	* * —
Peter M. Kern	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	13,300 175,800 —	(9) (10)	* * —
Carl E. Vogel	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	12,900 218,400 —	(11) (12)	* * —
J. David Wargo	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	51,200 523,121 4,304	(13) (14)	* * *
Gary L. Wilson	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	1,870,000 — —	(15)	5.71 — —%
Named Executive Officers:
Christopher Sophinos	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	— 4,651 —	(16)	— * —
Jerome H. Kern	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	1,350,000 310,652 —	(17) (18)(19)	4.19 * —%

III-11

William D. Myers	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	— 60,652 —	(20)	— * —
David A. Simpson	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	55,500 — —	(21)	* — —
Gregory Armstrong	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	30,000 67,400 —	(22)	* * —
Jean A. DeVera	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	112,840 — —	(23)	* — —
Jerry Hodge	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	— — —		— — —
Anne Doris	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	2,465 — —	(24)	— — —
All directors and executive officers as a group (18 persons)(25)	Company Common Stock Series A Liberty Common Stock Series B Liberty Common Stock	3,575,205 7,223,320 461,648		7.01 * *	%

*
Less than 1%.

(1)
Includes vested options to purchase 346,016 shares of Series A Liberty Common Stock.

(2)
Includes 5,224 shares held by the Liberty 401(k) Savings Plan. Mr. Fitzgerald's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(3)
Includes vested options to purchase 50,000 shares of Company Common Stock.

(4)
Includes vested options to purchase 12,500 shares of Company Common Stock.

(5)
Includes vested options to purchase 12,500 shares of Company Common Stock.

(6)
Includes 582,177 restricted shares of Liberty Series A Common Stock, none of which is currently vested.

(7)
Includes options to purchase 2,560,431 shares of Liberty Series A Common Stock, which may be acquired within 60 days of December 31, 2001.

(8)
Includes 38,177 shares of Liberty Series A Common Stock held by the Liberty 401(k) Savings Plan. Mr. Howard's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(9)
Includes vested options to purchase 12,500 shares of Company Common Stock.

(10)
Includes vested options to purchase 124,800 shares of Series A Liberty Common Stock granted in tandem with stock appreciation rights.

III-12

(11)
Includes vested options to purchase 12,500 shares of Company Common Stock.

(12)
On October 8, 2001, Mr. Vogel resigned as a director and officer of Liberty. The share number assumes exercise in full of options to purchase 200,000 shares.

(13)
Includes vested options to purchase 50,000 shares of Company Common Stock.

(14)
Includes 498,758 shares of Series A Liberty Common Stock held in investment accounts managed by Mr. Wargo as to which he shares voting and investment power and as to which he disclaims beneficial ownership.

(15)
Mr. Wilson holds 1,810,000 Series C Warrants to purchase shares of Company Common Stock having an exercise price of $15.27 per share and vested options to purchase 58,000 shares of Company Common Stock.

(16)
Includes 3,051 shares held by the Liberty 401(k) Savings Plan. Mr. Sophinos' beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(17)
Mr. Kern holds 13,500 shares of Series A Preferred Stock, which are convertible at the option of the holder into an aggregate of 1,350,000 shares of Company Common Stock.

(18)
Includes options to purchase 58,000 shares of Liberty Series A Common Stock, which may be acquired within 60 days after December 31, 2001.

(19)
Includes 80,400 shares of Liberty Series A Common Stock held by Mr. Kerns wife, Mary Rossick Kern, as to which Mr. Kern has disclaimed beneficial ownership.

(20)
Includes vested options to purchase 43,964 shares of Liberty Series A Common Stock granted in tandem with stock appreciation rights.

(21)
Includes vested options to purchase 55,500 shares of Company Common Stock.

(22)
Includes vested options to purchase 30,000 shares of Company Common Stock. On December 31, 2001, Mr. Armstrong resigned from the Company. Mr. Armstrong's options cancel 90 days after his resignation date.

(23)
Includes vested options to purchase 110,000 shares of Company Common Stock.

(24)
Includes 2,465 shares of Company Common Stock acquired through the Company's Employee Stock Purchase Plan.

(25)
Includes the holdings of two executive officers not considered Named Executive Officers as of December 31, 2001.

III-13

Item 13. Certain Relationships and Related Transactions.

Transactions with Liberty

        General.    Primarily through its ownership of Ascent, Liberty indirectly owned approximately 62.83% of the Company's issued and outstanding Company Common Stock at December 31, 2001. For so long as Liberty continues to own more than 50% of the outstanding voting stock of the Company, it will be able, among other things, to approve any corporate action requiring majority stockholder approval, including the election of a majority of the Company's directors, effect amendments to the Company's Amended and Restated Certificate of Incorporation and Bylaws and approve any other matter submitted to a vote of the stockholders without the consent of the other stockholders of the Company. In addition, through its representation on the Board of Directors, Liberty is able to influence certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including the decision to incur additional indebtedness or issue additional shares of Company Common Stock or Preferred Stock), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company.

        Expense Allocations from Liberty.    During the second quarter of 2001, three employees of Liberty Satellite began performing duties for the Company. Accordingly, during 2001, portions of the salaries and related benefits of such employees and certain other administrative costs were allocated to the Company by Liberty Satellite. Effective January 1, 2002, the Company began paying the compensation of such employees. The aggregate amount allocated to the Company during 2001 was $408,000, and such amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

        Subsequent to Liberty's acquisition of Ascent in March of 2000, Liberty and Ascent have allocated insurance and certain other general and administrative expenses (including portions of the salaries of certain employees) to the Company. In addition, the Company reimburses Liberty and Ascent for certain expenses paid by Liberty and Ascent on behalf of the Company. Although there are no written agreements with Liberty and Ascent for these allocations and reimbursements, the Company believes the amounts to be reasonable. Allocations and reimbursements from Liberty and Ascent aggregated $929,000 during 2001. Amounts owed to Liberty and Ascent pursuant to this arrangement ($711,000 at December 31, 2001) are non-interest bearing.

        Issuance of Series B Preferred Stock to Ascent.    On March 5, 2001, the Company issued 15,000 shares of Series B Preferred Stock (designated as "Series B Cumulative Redeemable Preferred Stock, par value $.01 per share") to Ascent in consideration of $15,000,000 in cash, pursuant to a Preferred Stock Purchase Agreement, dated March 5, 2001 (the "Ascent Purchase Agreement"), between the Company and Ascent.

        The liquidation preference (the "Series B Liquidation Preference") of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Series B Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

        The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including Company Common Stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily

III-14

basis at the rate of 8.5% per annum of the Series B Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Series B Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Series B Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of the Company. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Series B Liquidation Preference on such date and remain a part of the Series B Liquidation Preference until such dividends are paid. Dividends added to the Series B Liquidation Preference shall accrue dividends on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series B Preferred Stock as of a special record date fixed by the Company. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock. Dividends on the Company's Series B Preferred Stock aggregated $1,560,000 during 2001. Such dividends have been added to the Series B Liquidation Preference since the Company did not pay any dividends during 2001.

        Upon any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to receive from the assets of the Company available for distribution to stockholders an amount in cash per share equal to the Series B Liquidation Preference of a share of Series B Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series B Preferred Stock and the holders of any parity securities. The holders of Series B Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of the Company after receiving the Series B Liquidation Preference per share. Series B Preferred Stock is not convertible into any other security of the company.

        Shares of Series B Preferred Stock are redeemable at the option of the Company at any time after March 5, 2001 at a redemption price per share payable in cash equal to the Series B Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series B Preferred stock are to be redeemed.

        Any holder of Series B Preferred Stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the Series B Liquidation Preference of that share on the redemption date. The Company will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to the Company's Credit Agreement. If the legally available funds are insufficient for that purpose, the Company will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

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

III-15

not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding.

        Holders of Series B Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of the Company, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding, the Company may not take any action, including by merger, to amend any of the provisions of the certificate of designations of the Series B Preferred Stock (the "Series B Certificate of Designations") or amend any of the provisions of the Amended and Restated Certificate of Incorporation of the Company so as to adversely affect any preference or right of the Series B Preferred Stock. Any provision of the Series B Certificate of Designations which, for the benefit of the holders of Series B Preferred Stock, prohibits, limits or restricts actions by, or imposes obligations on, the Company may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding. Holders of Series B Preferred Stock do not have any preemptive right to purchase any class of securities that may be issued by the Company.

        A default under the Series B Certificate of Designations occurs if any of the following occur: (1) the entry of a decree or order for relief in respect of the Company under any bankruptcy law or the appointment of a receiver of the Company or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of the Company or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by the Company of a petition, answer or consent seeking relief under any bankruptcy law or the consent by the Company to the institution of proceedings under any bankruptcy law or to the filing of any such petition or to the appointment or taking of possession of a receiver of the Company or any substantial part of its properties or the Company failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

        In the event of any action at law or suit in equity with respect to the Series B Preferred Stock, the Company may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

        Issuance of Series C Preferred Stock to Ascent.    The Company issued 10,000 shares of Series C Preferred Stock (designated as "Series C Cumulative Redeemable Preferred Stock, par value $.01 per share") to Ascent in consideration of $10,000,000 in cash, pursuant to the Preferred Stock Purchase Agreement, dated April 23, 2001 (the "Series C Purchase Agreement"), between the Company and Ascent.

        The liquidation preference (the "Series C Liquidation Preference") of each share of the Series C Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Series C Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series C Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

        The holders of Series C Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including Company Common Stock and Series A Preferred Stock. Dividends accrue on the Series C Preferred Stock on a daily basis at the rate of 12% per annum of the Series C Liquidation Preference from and including April 23, 2001 to but excluding the date on which the Series C Liquidation Preference is made available pursuant to a redemption of the Series C Preferred Stock or a liquidation of the Company. Accrued

III-16

dividends are payable quarterly, commencing on June 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Series C Liquidation Preference on such date and remain a part of the Series C Liquidation Preference until such dividends are paid. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series C Preferred Stock as of a special record date fixed by the Company. Dividends on the Company's Series C Preferred Stock aggregated $867,000 during 2001. Such dividends have been added to the Series C Liquidation Preference since the Company did not pay any cash dividends during 2001.

        Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities (including the Series B Preferred Stock and the Cumulative Convertible Redeemable Preferred Stock, Series D, par value $0.01 per share (the "Series D Preferred Stock")) or any junior securities during any period in which the Company is in arrears with respect to payment of dividends on Series C Preferred Stock.

        Upon any liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock are entitled to receive from the assets of the Company available for distribution to stockholders an amount in cash per share equal to the Series C Liquidation Preference, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series C Preferred Stock and the holders of any parity securities. The holders of Series C Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of the Company after receiving the Series C Liquidation Preference per share.

        Holders of Series C Preferred Stock will not have any right to convert shares of Series C Preferred Stock into any other security.

        Shares of Series C Preferred Stock are redeemable at the option of the Company at any time after April 23, 2001 at a redemption price per share payable in cash equal to the Series C Liquidation Preference of such share on the redemption date. Any redemptions by the Company are required to be made pro rata if less than all shares of Series C Preferred Stock are to be redeemed.

        Any holder of Series C Preferred Stock has the right to require the Company to redeem all or any portion of such holder's shares for a redemption price per share payable in cash equal to the Series C Liquidation Preference of that share on the redemption date. The Company will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to the Credit Agreement, dated as of July 18, 2000, as amended, among the Corporation and the lenders and other parties signatory thereto, as may be amended or modified from time to time (the "Credit Agreement"). If the legally available funds are insufficient for that purpose, the Company will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

        If and so long as the Company fails to redeem all shares of Series C Preferred Stock required to be redeemed on a particular redemption date, the Company may not redeem or discharge any sinking fund obligation with respect to any shares of Series C Preferred Stock or any parity securities or junior securities or pay any dividends on any junior securities, and neither the Company nor any of its subsidiaries may purchase or otherwise acquire any shares of Series C Preferred Stock, parity securities or junior securities unless all shares of Series C Preferred Stock required to be redeemed are redeemed. The foregoing prohibitions do not apply to certain purchase or exchange offers made to all holders of Series C Preferred Stock.

        Series C Preferred Stock will not rank junior to any other capital stock of the Company in respect of rights of redemption or rights to receive dividends or liquidating distributions. The Company may

III-17

not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series C Preferred Stock then outstanding.

        Holders of Series C Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series C Preferred Stock then outstanding, the Company may not take any action, including by merger, to amend any of the provisions of the certificate of designations of the Series C Preferred Stock (the "Series C Certificate of Designations") or amend any of the provisions of the Amended and Restated Certificate of Incorporation of the Company so as to adversely affect any preference or right of the Series C Preferred Stock.

        Any provision of the Series C Certificate of Designations which, for the benefit of the holders of Series C Preferred Stock, prohibits, limits or restricts actions by, or imposes obligations on, the Company may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series C Preferred Stock then outstanding.

        Holders of Series C Preferred Stock will not have any preemptive right to purchase any class of securities that may be issued by the Company.

        A default under the Series C Certificate of Designations occurs if either of the following occur: (1) the entry of a decree or order for relief in respect of the Company under any bankruptcy law or the appointment of a receiver of the Company or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of the Company or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by the Company of a petition, answer or consent seeking relief under any Bankruptcy Law or the consent by the Company to the institution of proceedings under any Bankruptcy Law or to the filing of any such petition or to the appointment or taking of possession of a Receiver of the Company or any substantial part of its properties or the Company failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

        In the event of any action at law or suit in equity with respect to the Series C Preferred Stock, the Company may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

        Issuance of Series D Preferred Stock to Ascent.    On June 29, 2001, pursuant to a Preferred Stock Purchase Agreement between the Company and Ascent (the "Series D Purchase Agreement"), the Company authorized for issuance 60,000 shares of its Series D Preferred Stock (designated as "Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share") to Ascent in consideration of $60,000,000 in cash. The Series D Purchase agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2 and Series D-3, each with an aggregate authorized amount of $20,000,000 in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares were issued on August 2, 2001 and the Series D-3 shares were issued on October 18, 2001.

        The liquidation preference (the "Series D Liquidation Preference") of each share of the Series D Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Series D Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series D Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

III-18

        The holders of Series D Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including Company Common Stock and the Series A Preferred Stock. Dividends accrue on each outstanding share of each subseries of Series D Preferred Stock on a daily basis at the rate of 8% per annum of the Series D Liquidation Preference from and including the applicable issue date of such share (the "Issue Date") to but excluding the date on which the Series D Liquidation Preference is made available pursuant to a redemption of the Series D Preferred Stock or a liquidation of the Company or such share is converted to shares of Company Common Stock. Accrued dividends are payable quarterly on the last day of March, June, September and December, commencing, with respect to each outstanding share of a subseries of Series D Preferred Stock, on the first such date following the Issue Date of such share, in cash. Dividends not paid on any dividend payment date are added to the Series D Liquidation Preference on such date and remain a part of the Series D Liquidation Preference until such dividends are paid. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series D Preferred Stock as of a special record date fixed by the Company. Dividends on the Company's Series D Preferred Stock aggregated $1,832,000 during 2001. Such dividends have been added to the Series D Liquidations Preference since the Company did not pay any cash dividends during 2001.

        Subject to certain specified exceptions, the Company is prohibited from paying dividends on any parity securities or any junior securities during any period in which the Company is in arrears with respect to payment of dividends on Series D Preferred Stock.

        Upon any liquidation, dissolution or winding up of the Company, the holders of shares of Series D Preferred Stock are entitled to receive from the assets of the Company available for distribution to stockholders an amount in cash per share equal to the Series D Liquidation Preference of a share of Series D Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series D Preferred Stock and the holders of any parity securities. Payment to the holders of shares of a subseries of Series D Preferred Stock shall be made on a pari passu basis with any such payment to the holders of the other subseries of the Series D Preferred Stock. The holders of Series D Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of the Company after receiving the Liquidation Preference per share.

        Shares of Series D Preferred Stock are convertible on and after December 31, 2002, at the option of the holder thereof, into Company Common Stock at the initial conversion rate of 132.4503 fully paid and non-assessable shares of Company Common Stock for each share of Series D Preferred Stock, which conversion rate was determined by dividing the stated value of a share of Series D Preferred Stock by $7.55. If on any conversion date for a share of Series D Preferred Stock, the Series D Liquidation Preference of such share is greater than its stated value of such share, then an additional number of shares of Company Common Stock or units of securities or other assets will be issued with respect to the amount of such difference. The number of additional shares or units to be issued will be determined by dividing the amount of the difference between the Series D Liquidation Preference and the stated value by the quotient obtained by dividing the stated value of such share by the conversion rate then in effect. The conversion rate is subject to adjustment upon the occurrence of certain events specified in the certificate of designations of the Series D Preferred Stock (the "Series D Certificate of Designations"), which events include, without limitation, (i) a payment of a stock dividend; (ii) a stock split; (iii) a combination of the outstanding shares of capital stock; (iv) issuance by reclassification of any shares of Company Common Stock; (v) issuance of rights, options or warrants to holders of Company Common Stock entitling them to purchase shares of Company Common Stock at below-market prices; (vi) payment of a dividend to holders of Company Common Stock of indebtedness of the Company, securities of a subsidiary of the Company, or other assets of the Company;

III-19

(vii) completion of a tender or exchange offer for Company Common Stock at an above-market price; and (viii) payment of an extraordinary cash dividend.

        Except as otherwise provided in the following paragraph, if the Company consolidates with any other entity, merges into another entity, or sells all or substantially all of its properties and assets, or if the Company is a party to a merger or binding share exchange which reclassifies or changes its outstanding Company Common Stock (any such transaction, an "Acquisition Transaction"), the Company (or its successor in such transaction) or the purchaser of such properties and assets shall make appropriate provision so that on the effective date of such transaction each share of each subseries of Series D Preferred Stock shall be converted into or exchanged for one or more shares of a class, series or subseries of preferred stock of the person issuing securities or paying other consideration to the holders of Company Common Stock in such transaction (the "Acquiror"), which class, series or subseries of preferred stock shall have terms identical to those of the shares of such subseries of Series D Preferred Stock, except that such share(s) of preferred stock of the Acquiror shall be convertible into the kind and amount of securities, cash or other assets that such holder would have owned immediately after such consolidation, merger, sale or transfer if such holder had converted such share into Company Common Stock immediately prior to the effective date of such consolidation, merger, sale or transfer, and the holders of the Series D Preferred Stock shall have no other conversion rights under these provisions.

        Notwithstanding the provisions of the preceding paragraph, in the event that any Acquisition Transaction is consummated prior to December 31, 2002, then each share of each subseries of Series D Preferred Stock outstanding at the time of consummation of such Acquisition Transaction shall be converted into the right to receive from the Acquiror an amount in cash equal to the redemption price of such share as of the effective time of such Acquisition Transaction, together with interest on such redemption price at the rate of 12% per annum compounded quarterly from the date of effectiveness of such Acquisition Transaction until the date such redemption price plus interest thereon is paid in full.

        Subject to the provisions described in the immediately following paragraph, if the holders of Series D Preferred Stock would be entitled to receive upon conversion of such Series D Preferred Stock any of the Company's capital stock that is redeemable or exchangeable at the election of the Company ("Redeemable Capital Stock"), and all of the outstanding shares or other units of the Redeemable Capital Stock are redeemed or exchanged, then after such event (a "Redemption Event"), the holders of Series D Preferred Stock will be entitled to receive upon conversion of such shares, in lieu of shares of the Redeemable Capital Stock, the kind and amount of shares of stock and other securities and property receivable upon the Redemption Event by a holder of the number of shares or units of Redeemable Capital Stock into which such shares of Series D Preferred Stock could have been converted immediately prior to the effectiveness of the Redemption Event. After the Redemption Event, the holders of the Series D Preferred Stock will have no other conversion rights with respect to the Redeemable Capital Stock.

        Notwithstanding the foregoing, if (1) the redemption price for the shares of the Redeemable Capital Stock is paid in whole or in part in stock of a subsidiary of the Company ("Redemption Securities") and (2) in connection with the Redemption Event, the "Mirror Preferred Stock Condition" (as such term is defined in the Series D Certificate of Designations) is met, then the provisions described in the immediately preceding paragraph will not apply, and after the Redemption Event the holders of Series D Preferred Stock that are not exchanged as described in this paragraph will not have conversion rights with respect to the Redeemable Capital Stock so redeemed or exchanged. Generally, the Mirror Preferred Stock Condition will be satisfied if the Company makes appropriate provisions so that holders of Series D Preferred Stock have the right, exercisable on the effective date of the Redemption Event, to exchange their shares of Series D Preferred Stock for convertible preferred stock of the Company and convertible preferred stock of the issuer of the Redemption Securities. Such

III-20

convertible preferred stocks shall together have an aggregate liquidation preference equal to the aggregate Series D Liquidation Preference of the Series D Preferred Stock to be exchanged for them and otherwise shall contain terms and conditions equivalent to those of the Series D Preferred Stock, except that applicable time periods under the Series D Preferred Stock will be tacked to corresponding time periods under such convertible preferred stocks, and except that (A) the convertible preferred stock of the issuer of the Redemption Securities will be convertible into the kind and amount of Redemption Securities, cash and other assets that the holder of a share of Series D Preferred Stock in respect of which such convertible preferred stock is issued would have received in the Redemption Event, had such shares of Series D Preferred Stock been converted prior to the Redemption Event, and (B) the convertible preferred stock of the Company will not be convertible into the Redeemable Capital Stock redeemed, or the Redemption Securities issued, in the Redemption Event.

        If the Company distributes the stock of one of its subsidiaries as a dividend to all holders of Company Common Stock (a "Spin Off"), the Company will make appropriate provision so that holders of Series D Preferred Stock have the right to exchange their shares of Series D Preferred Stock on the effective date of the Spin Off for convertible preferred stock of the Company and convertible preferred stock of that subsidiary. These convertible preferred stocks shall together have an aggregate liquidation preference equal to the Series D Liquidation Preference of a share of Series D Preferred Stock on the effective date of the Spin Off and otherwise shall contain terms and conditions equivalent to those of the Series D Preferred Stock, except that applicable time periods under the Series D Preferred Stock will be tacked to corresponding time periods under such convertible preferred stocks, and except that (1) the convertible preferred stock of the subsidiary whose stock is distributed in such Spin Off will be convertible into the kind and amount of stock of that subsidiary, and other securities and property that the holder of a share of Series D Preferred Stock in respect of which such convertible preferred stock is issued would have received in the Spin Off, had such shares of Series D Preferred Stock been converted prior to the record date for such Spin Off, and (2) the convertible preferred stock of the Company will not be convertible into the stock of that subsidiary. From and after the effective date of the Spin Off, holders of any shares of Series D Preferred Stock that have not been exchanged for convertible preferred stock of the Company and convertible preferred stock of that subsidiary shall have no conversion rights with respect to the stock of the subsidiary distributed in the Spin Off.

        The Company is obligated to reserve such number of shares of Company Common Stock as would be issuable upon the conversion of all outstanding shares of Series D Preferred Stock. Upon conversion of shares of Series D Preferred Stock, the shares of Series D Preferred Stock will be cancelled and restored to the status of authorized and un-issued shares of preferred stock.

        If an exchange offer is commenced by the Company or one of its subsidiaries to holders of Company Common Stock pursuant to which capital stock of the Company or a subsidiary of the Company and/or other property will be issued in exchange for shares of Company Common Stock, the Company or such subsidiary is required to make an equivalent offer to the holders of Series D Preferred Stock in lieu of any antidilution adjustment which might otherwise apply to the conversion rate of the Series D Preferred Stock, except as set forth in the Series D Certificate of Designations in connection with a tender or exchange offer for Company Common Stock at an above-market price. Pursuant to such offer, holders may tender their shares of Series D Preferred Stock, based on the number of shares of Company Common Stock into which such shares are then convertible, and receive in lieu of the securities or other property offered in such exchange offer (the "Exchange Securities"), a new series of preferred stock of the issuer of the Exchange Securities, which would be convertible into such Exchange Securities, would have an aggregate liquidation preference equal to the aggregate Series D Liquidation Preference of the shares of Series D Preferred Stock exchanged for such new preferred stock and would otherwise contain terms and conditions equivalent to those of the Series D Preferred Stock. Whether or not a holder of shares of Series D Preferred Stock elects to accept such offer and tender shares of Series D Preferred Stock, no adjustment to the Conversion Rate will be

III-21

made in connection with such a tender or offer, except as set forth in the Series D Certificate of Designations in connection with a tender or exchange offer for Company Common Stock are an above-market price.

        Shares of Series D Preferred Stock are redeemable at the option of the Company between June 29, 2001 and December 31, 2002 at a redemption price per share payable in cash equal to the Series D Liquidation Preference of such share on the redemption date of such share plus an amount equal to the difference between (1) the Series D Liquidation Preference of such share on such redemption date calculated as if the dividend rate applicable to such share was 12% per annum and (2) the Series D Liquidation Preference of such share on such redemption date. Shares of Series D Preferred Stock are also redeemable at the option of the Company on or after June 30, 2005 at a redemption price per share in cash equal to the Series D Liquidation Preference of such share on the redemption date of such share plus the percentage set forth below opposite the applicable period in which such redemption date occurs of the Series D Liquidation Preference of such share as in effect on such redemption date:

Redemption date	Percentage
June 30, 2005 to June 29, 2006	4%
June 30, 2006 to June 29, 2007	3%
June 30, 2007 to June 29, 2008	2%
June 30, 2008 to June 29, 2009	1%
June 30, 2009 and thereafter	0%

        Subject to the foregoing, shares of Series D Preferred Stock may be redeemed in whole or in part, provided that if less than all outstanding shares of Series D Preferred Stock are to be redeemed on any date, (x) the Company shall be required to redeem all and not less than all of the shares of each subseries of Series D Preferred Stock on such date and (y) all shares of each subseries of Series D Preferred Stock shall be redeemed in the order of issuance thereof.

        At any time on or after the date that an event described under "Series D Default" below has occurred and is continuing, any holder of Series D Preferred Stock has the right to require the Company to redeem all or any portion of such holder's shares for the applicable redemption price per share payable in cash as set forth in the preceding paragraph on the redemption date of such share. The Company will redeem shares at the option of the holder out of funds that are legally available for that purpose and not restricted pursuant to the Credit Agreement. If the legally available funds are insufficient for that purpose, the Company will redeem the maximum number possible of the shares requested to be redeemed on the redemption date and will redeem the balance of such shares as additional funds become legally available.

        Subject to the rights of senior securities, the terms of the Credit Agreement and the provisions of the following paragraph, the Company shall redeem all outstanding shares of Series D Preferred Stock on June 30, 2011.

        If and so long as the Company fails to redeem all shares of Series D Preferred Stock required to be redeemed on a particular redemption date, the Company may not redeem or discharge any sinking fund obligation with respect to any shares of Series D Preferred Stock or any parity securities or junior securities or pay any dividends on any junior securities, and neither the Company nor any of its subsidiaries may purchase or otherwise acquire (except on conversion thereof into junior securities) any shares of Series D Preferred Stock, parity securities or junior securities unless all shares of Series D Preferred Stock required to be redeemed are redeemed. The foregoing prohibitions do not apply to certain purchase or exchange offers made to all holders of Series D Preferred Stock.

        Series D Preferred Stock will not rank junior to any other capital stock of the Company in respect of rights of redemption or rights to receive dividends or liquidating distributions. The Company may

III-22

not issue any senior securities (other than shares of any other subseries of Series D Preferred Stock) without the consent of the holders of at least 66 2/3% of the number of shares of Series D Preferred Stock then outstanding.

        Holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and except that without the consent of the holders of at least 66 2/3% of the number of shares of Series D Preferred Stock then outstanding (and to the extent that one or more subseries of Series D Preferred Stock are affected in a manner different from the manner in which each other subseries of Series D Preferred Stock is affected, such affected subseries, voting together as a separate class), the Company may not take any action, including by merger, to amend any of the provisions of the Series D Certificate of Designations or amend any of the provisions of the Amended and Restated Certificate of Incorporation of the Company so as to adversely affect any preference or right of the Series D Preferred Stock. In addition, the consent of the holders of 66 2/3% of the shares of Series D Preferred Stock outstanding shall be required in order for the Company to take any action to an Acquisition Transaction consummated prior to December 31, 2002 unless the Acquiror in such Acquisition Transaction agrees to pay to the holders of Series D Preferred Stock the amounts due upon consummation of such Acquisition Transaction.

        In addition to the rights set forth above, following December 31, 2002, in connection with any matter as to which the holders of Company Common Stock are entitled to vote, each outstanding share of Series D Preferred Stock shall have (and the holder thereof shall be entitled to cast) the number of votes equal to the number of votes such holder would have been entitled to cast had it converted its shares of Series D Preferred Stock into shares of Company Common Stock immediately prior to the record date for the determination of the stockholders entitled to vote upon such matter.

        Any provision of the Series D Certificate of Designations which, for the benefit of the holders of Series D Preferred Stock, prohibits, limits or restricts actions by, or imposes obligations on, the Company may be waived in whole or in part by the affirmative vote or with the consent of the holders of record of at least 66 2/3% of the number of shares of Series D Preferred Stock then outstanding.

        Holders of Series D Preferred Stock will not have any preemptive right to purchase any class of securities that may be issued by the Company.

        A default under the Series D Certificate of Designations occurs if any of the following occur: (1) the entry of a decree or order for relief in respect of the Company under any bankruptcy law or the appointment of a receiver of the Company or of any substantial part of its properties, or ordering the winding up or liquidation of the affairs of the Company or the filing of an involuntary petition and the entry of a temporary stay and such petition and stay are not diligently contested or continue undismissed for a period of 60 consecutive days; or (2) the filing by the Company of a petition, answer or consent seeking relief under any Bankruptcy Law or the consent by the Company to the institution of proceedings under any Bankruptcy Law or to the filing of any such petition or to the appointment or taking of possession of a Receiver of the Company or any substantial part of its properties or the Company failing generally to pay its respective debts as they become due or taking any action in furtherance of any such action.

        In the event of any action at law or suit in equity with respect to the Series D Preferred Stock, the Company may be required to pay reasonable sums for attorneys' fees incurred by the holder thereof in connection with such action or suit and all other costs of collections.

III-23

Transactions with Jerome H. Kern

        Airplane Usage.    The Company had arrangements for the use of an airplane owned by a limited liability company of which Jerome H. Kern is the sole member. When that airplane was used for purposes related to the conduct of the Company's business, the Company reimbursed the limited liability company for such use at market rates. On Command reimbursed that limited liability company an aggregate of approximately $190,000 during the year ended December 31, 2001. This arrangement was terminated in June 2001.

        Series A Preferred Stock and the Secured Note.    At a meeting of the Board of Directors held on April 6, 2000, Jerome H. Kern was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. Also at that meeting, the Board approved the principal terms of a purchase by Mr. Kern from the Company of 2,700,000 shares of Company Common Stock at a per share price of $15.625. Thereafter, Mr. Kern and representatives of the Company engaged in discussions relating to the structure of Mr. Kern's equity purchase. On August 4, 2000, following the approval of the Board of Directors, the Company and Mr. Kern entered into a Stock Purchase and Loan Agreement (the "Series A Stock Purchase Agreement") relating to the purchase by Mr. Kern of 13,500 shares of Series A Preferred Stock. Pursuant to the Series A Stock Purchase Agreement, on August 10, 2000, Mr. Kern purchased 13,500 shares of Series A Preferred Stock (designated as "Series A, $.01 par value Convertible Participating Preferred Stock") at a purchase price of $1,562.50 per share, or an aggregate of $21,093,750. Mr. Kern paid the purchase price for these shares of Series A Preferred Stock by payment of $13,500 in cash and the execution of a promissory note, dated August 10, 2000 (the "Secured Note"), payable to the order of the Company and bearing an initial principal amount of $21,080,250. The payment of principal of and interest on the Secured Note is secured by a pledge of the 13,500 shares of Series A Preferred Stock issued to Mr. Kern, and any proceeds thereof, pursuant to the terms of a Pledge and Security Agreement, dated August 10, 2000 (the "Pledge and Security Agreement"), between the Company and Mr. Kern.

        Pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock (the "Certificate of Designations"), each share of Series A Preferred Stock may be converted at any time, at the option of the holder, into 100 shares of Company Common Stock (subject to certain customary adjustments) (the "Conversion Rate"). In addition, each share of Series A Preferred Stock will, subject to the receipt of any required governmental consents and approvals, automatically be converted into shares of Company Common Stock at the then effective Conversion Rate upon the satisfaction of all of Mr. Kern's obligations under the Secured Note. Shares of Series A Preferred Stock will participate in any dividends or distributions on the Company Common Stock on an as-converted basis, but otherwise are not entitled to receive any regular dividends. Shares of Series A Preferred Stock are entitled to a preference on liquidation equal to $.01 per share, and will also participate with the shares of Company Common Stock in any liquidating distributions on an as-converted basis. Shares of Series A Preferred Stock vote together with the Company Common Stock on all matters presented to a vote of the stockholders of the Company, and holders of Series A Preferred Stock are entitled to one vote per share of Series A Preferred Stock held. Pursuant to the terms of the Series A Stock Purchase Agreement, Mr. Kern has agreed that if the shares of Series A Preferred Stock held by him become entitled to vote as a separate class on any matter presented to the stockholders of the Company he will cause such shares of Series A Preferred Stock to be voted for or against such matter in the same proportion as the holders of shares of Company Common Stock vote upon such matter.

        The Secured Note has an initial principal amount of $21,080,250 and, unless accelerated earlier, will mature and become payable, together with accrued interest, on August 1, 2005. Interest on the Secured Note will accrue at a rate of 7% per annum, compounded quarterly. Upon the occurrence of certain events of default, the interest rate will increase to 9% per annum. The Secured Note is non-recourse against Mr. Kern personally except for an amount equal to 25% of the principal of and accrued interest on the Secured Note. In determining Mr. Kern's personal liability under the Secured

III-24

Note, the Company must first proceed against the shares of Series A Preferred Stock (or proceeds thereof) held as collateral for the Secured Note, with such proceeds being applied first to the obligations for which Mr. Kern is personally liable. Except in connection with the repurchase by the Company of shares of Series A Preferred Stock, or shares of Company Common Stock issued upon conversion thereof, as described below, neither the principal of nor interest on the Secured Note may be prepaid. In the event of such a repurchase, the proceeds thereof will be applied to the repayment of principal of and interest on the Secured Note.

        The Series A Stock Purchase Agreement provides that Mr. Kern and the Company will enter into a mutually acceptable registration rights agreement having customary terms and conditions and providing Mr. Kern with two demand registration rights (each of which may be a "shelf" registration) in respect of shares of Company Common Stock issuable upon conversion of shares of Series A Preferred Stock, but will not provide any rights to participate in registrations initiated by the Company or others. If Mr. Kern's employment with the Company is terminated before April 6, 2005 by the Company for cause (as defined in the Stock Purchase Agreement) or by Mr. Kern without good reason (as defined in the Stock Purchase Agreement), the Company will have the right to repurchase all or a specified portion (depending upon the date on which Mr. Kern's employment is terminated) of the shares of Series A Preferred Stock, or shares of Company Common Stock issued upon conversion thereof, for a purchase price that is equivalent to the amount of Mr. Kern's indebtedness related thereto under the Secured Note. The Company will be entitled to offset the purchase price of any such shares of Series A Preferred Stock or Company Common Stock against the principal of and interest on the Secured Note.

        The Series A Stock Purchase Agreement and the Pledge and Security Agreement provide that Mr. Kern may not directly or indirectly sell, exchange or otherwise dispose of, or grant any option or other right with respect to, or create or suffer any lien or other encumbrance on, any of the collateral under the Pledge and Security Agreement (including the shares of Series A Preferred Stock issued to Mr. Kern or shares of Company Common Stock issued upon conversion thereof) except that (a) to the extent that the Company's repurchase right under the Series A Stock Purchase Agreement has expired, Mr. Kern may direct the Company to effect a sale of the portion of the collateral with respect to which such repurchase right has expired, provided that the proceeds of any such sale are held in an escrow account pending the date all amounts under the Secured Note become due and owing and (b) Mr. Kern is entitled to assign his rights to the pledged collateral to an entity if (i) Mr. Kern holds at least 50% of the equity interests of such entity, (ii) Mr. Kern "controls" (as that term is defined in the Stock Purchase Agreement) such entity, (iii) the financial obligations of such entity under the Secured Note and the Pledge and Security Agreement have been personally guaranteed by Mr. Kern and (iv) such entity becomes a party to and bound by Mr. Kern's obligations under the Pledge and Security Agreement. In addition, the shares of Series A Preferred Stock issued to Mr. Kern are "restricted securities" within the meaning of Rule 144 under the Securities Act, and accordingly may not be sold, transferred or otherwise disposed of unless such sale, transfer or other disposition is effected pursuant to an effective registration statement under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

        Separation and Release Agreement.    Pursuant to a Separation and Release Agreement dated as of April 25, 2001 between Jerome H. Kern and the Company, the employment of Mr. Kern with the Company and its subsidiaries was terminated on April 27, 2001. Mr. Kern continued to serve as Chairman of the Board of Directors of the Company until June 1, 2001 (the "Termination Date"). Until the Termination Date, Mr. Kern was paid his regular salary and was entitled to all employee benefits that he was then entitled to. Other than as required by COBRA, all employment benefits provided to Mr. Kern terminated on the Termination Date. Pursuant to the Separation and Release Agreement, the right of the Company to repurchase certain "Unvested Shares" as a result of the termination of Mr. Kern's employment, pursuant to the Stock Purchase and Loan Agreement dated as

III-25

of August 4, 2000 by and between Mr. Kern and the Company, was waived by the Company. The Stock Purchase and Loan Agreement was amended to provide that to the extent Mr. Kern had the right to vote any shares of stock acquired pursuant to such agreement as a separate class, Mr. Kern would cause the preferred shares to be voted in the manner recommended by the Company's Board of Directors. As part of the Separation and Release Agreement, Mr. Kern agreed to release the Company and certain related entities and individuals, and the Company agreed to release Mr. Kern, from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees, judgments, liens, indebtedness and liabilities of every kind and character, except for claims arising from a breach by the other party of its obligations under the Separation and Release Agreement and certain claims for indemnification by Mr. Kern. The Company has agreed to indemnify Mr. Kern to the fullest extent permitted by applicable law for matters arising from his employment or performance of services as a director, officer, employee or consultant of the Company or his serving or having served at the request of the Company as a director, officer, employee or agent of another entity, other than proceedings in which Mr. Kern is adjudged liable on the basis that personal benefit was received.

Waiver and Release Agreements with Former Executive Officers

        On May 31, 2001, the employment of Jean A. DeVera, a former Senior Vice President of the Company, terminated. On June 6, 2001, Ms. DeVera executed a Waiver and Release Agreement pursuant to which the Company agreed to pay her $275,000 less applicable tax withholding on or before 21 days following the execution of such agreement in consideration for the release of the Company and certain related entities and individuals from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Ms. DeVera became exercisable on the date of her termination and can be exercised until May 31, 2002.

        On May 31, 2001, the employment of Paul Milley, a former Senior Vice President of the Company, terminated. On June 1, 2001, Mr. Milley executed a Waiver and Release Agreement pursuant to which the Company agreed to pay him $600,000 less applicable tax withholding in consideration for the release of the Company and certain related entities and individuals from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Mr. Milley became exercisable on the date of his termination and can be exercised until May 31, 2003.

        On May 31, 2001, the employment of Bertram Perkel, a former Senior Vice President of the Company, terminated. On May 31, 2001, Mr. Perkel executed a Waiver and Release Agreement pursuant to which the Company agreed to pay him $278,500 less applicable tax withholding in consideration for the release of the Company and certain related entities and individuals from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Mr. Perkel terminated on his last day of employment.

        On June 15, 2001, the employment of Marianne G. Morgan, a former Senior Vice President of the Company, terminated. On June 18, 2001, Ms. Morgan executed a Waiver and Release Agreement pursuant to which the Company agreed to pay her $235,000 less applicable tax withholding in consideration for the release of the Company and certain related entities and individuals from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Ms. Morgan terminated on her last day of employment.

        On June 30, 2001, the employment of Kathryn Hale, a former Senior Vice President of the Company, terminated. On July 2, 2001, Ms. Hale executed a Waiver and Release Agreement pursuant to which the Company agreed to pay her $250,000 less applicable tax withholding in consideration for the release of the Company and certain related entities and individuals from any and all causes of

III-26

action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Ms. Hale terminated on her last day of employment.

        On July 2, 2001, the employment of Ganesh Basawapatna, a former Senior Vice President of the Company, terminated. On September 14, 2001, Mr. Basawapatna executed a Waiver and Release Agreement pursuant to which the Company agreed to pay him $275,000 less applicable tax withholding in consideration for the release of the Company and certain related entities and individuals from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Mr. Basawapatna terminated on October 2, 2001 without being exercised.

        On September 30, 2001, the employment of Jerry Hodge, a former Senior Vice President of the Company, terminated. On October 1, 2001, Mr. Hodge executed a Waiver and Release Agreement pursuant to which the Company agreed to pay him $157,500.00 less applicable tax withholding in consideration for the release of the Company and certain related entities and individuals from any and all causes of action, claims, charges, demands, losses, damages, costs, attorneys' fees and liabilities of any kind. All stock options held by Mr. Hodge terminated on his last day of employment.

III-27

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)
  (1) Financial Statements

  The following consolidated financial statements of On Command Corporation are included in Item 8:

  Independent Auditors' Reports

  Consolidated Balance Sheets at December 31, 2001 and 2000

  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

  Notes to the Consolidated Financial Statements

  (a)(2)    Financial Statement Schedules

        The following consolidated financial statement schedule of On Command Corporation is included:

        Independent Auditors' Report on Schedule

        Schedule II—Valuation Accounts

        Information required by the other schedules has been presented in the notes to the consolidated financial statements or such schedule is not applicable and, therefore, has been omitted.

  (a)(3)    Exhibits And Reports On Form 8-K

  (A)
  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, dated August 13, 1996, as amended by Certificate of Amendment, dated October 6, 2000, Certificate of Designations of Convertible Participating Preferred Stock, Series A, dated August 10, 2000, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B, dated March 5, 2001, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series C, dated April 23, 2001, and Certificate of Designations of Cumulative Convertible Redeemable Preferred Stock, Series D, dated June 29, 2001.
3.2
Bylaws of On Command Corporation, as amended on November 23, 1998, August 5, 1999 and March 13, 2001. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2000 of On Command Corporation).
4.1
Registration Rights Agreement by and among On Command Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).

4.2
Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.1
Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-98502) of Ascent Entertainment Group, Inc.).
10.2
Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version) (confidential treatment requested) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of On Command Corporation).
10.3
Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels Corporation and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.4
Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 of On Command Corporation).
10.5*
Amended and Restated On Command Corporation 1996 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.6*	1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of On Command Corporation (File No. 333-33149), filed on August 8, 1997).
10.7*
Amended and Restated 1997 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000 of On Command Corporation).
10.8*	Change of Control Severance Plan for Executive Officers (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 1998 of On Command Corporation).
10.9*	Separation and Release Agreement dated as of April 25, 2001 between Jerome H. Kern and On Command Corporation.
10.10*	Form of Waiver and Release Agreement.
10.11
Stock Purchase and Loan Agreement, dated as of August 4, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 1 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.12
Secured Note, due August 1, 2005, made by Jerome H. Kern to the order of On Command Corporation (Incorporated by reference to Exhibit 3 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).

10.13
Pledge and Security Agreement, dated as of August 10, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 4 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.14
Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.15
Amendment No. 1, dated as of March 27, 2001, to the Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.16
Amendment No. 2 dated as of November 14, 2001, to the Credit Agreement, by and among On Command Corporation, Toronto Dominion (Texas), Inc. Fleet National Bank, Bank of America, the Bank of New York Company and the Bank of New York.
10.17	Preferred Stock Purchase Agreement, dated March 5, 2001, between On Command Corporation and Ascent Entertainment Group, Inc.
10.18
Preferred Stock Purchase Agreement, dated April 23, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
10.19
Preferred Stock Purchase Agreement, dated June 29, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
21	Subsidiaries of On Command Corporation.
23.1	Independent Auditors' Consent.
23.2	Independent Auditors' Consent.

*
Indicates compensatory plan or arrangement.

(B)
Reports

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado on March 26, 2002.

ON COMMAND CORPORATION
By:	/s/ Christopher Sophinos Christopher Sophinos President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gary S. Howard Gary S. Howard	Chairman of the Board and Director	March 26, 2002
/s/ William R. Fitzgerald William R. Fitzgerald	Director	March 26, 2002
/s/ Richard D. Goldstein Richard D. Goldstein	Director	March 26, 2002
/s/ Paul A. Gould Paul A. Gould	Director	March 26, 2002
/s/ Peter M. Kern Peter M. Kern	Director	March 26, 2002
/s/ Carl E. Vogel Carl E. Vogel	Director	March 26, 2002
/s/ J. David Wargo J. David Wargo	Director	March 26, 2002
/s/ Gary L. Wilson Gary L. Wilson	Director	March 26, 2002
/s/ Christopher Sophinos Christopher Sophinos	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2002
/s/ William D. Myers William D. Myers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 26, 2002

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
On Command Corporation:

        Under date of February 12, 2002, we reported on the consolidated balance sheets of On Command Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Denver, Colorado February 12, 2002

On Command Corporation
Schedule II

Valuation Accounts

Description	Balance at beginning of period	Charged to costs or expenses	Deductions	Balance at end of period
	(amounts in thousands)
From January 1, 2001 to December 31, 2001
Deferred tax asset valuation allowance	$71,426	$28,114	$—	$99,540
Bad debt allowance	1,366	360,000	86,000	1,640
From January 1, 2000 to December 31, 2000
Deferred tax asset valuation allowance	$56,650	$14,776	$—	$71,426
Bad debt allowance	2,287	451	1,372	1,366
From January 1, 1999 to December 31, 1999
Deferred tax asset valuation allowance	$47,401	$9,249	—	$56,650
Bad debt allowance	1,484	1,137	334	2,287

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation, dated August 13, 1996, as amended by Certificate of Amendment, dated October 6, 2000, Certificate of Designations of Convertible Participating Preferred Stock, Series A, dated August 10, 2000, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B, dated March 5, 2001, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series C, dated April 23, 2001, and Certificate of Designations of Cumulative Convertible Redeemable Preferred Stock, Series D, dated June 29, 2001.
3.2
Bylaws of On Command Corporation, as amended on November 23, 1998, August 5, 1999 and March 13, 2001. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2000 of On Command Corporation).
4.1
Registration Rights Agreement by and among On Command Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
4.2
Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.1
Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-98502) of Ascent Entertainment Group, Inc.).
10.2
Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version)(confidential treatment requested)(Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of On Command Corporation).
10.3
Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels Corporation and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.4
Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 of On Command Corporation).
10.5*
Amended and Restated On Command Corporation 1996 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.6*	1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of On Command Corporation (File No. 333-33149), filed on August 8, 1997).
10.7*
Amended and Restated 1997 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000 of On Command Corporation).
10.8*	Change of Control Severance Plan for Executive Officers (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 1998 of On Command Corporation).
10.9*	Separation and Release Agreement dated as of April 25, 2001 between Jerome H. Kern and On Command Corporation.

10.10*	Form of Waiver and Release Agreement.
10.11
Stock Purchase and Loan Agreement, dated as of August 4, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 1 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.12
Secured Note, due August 1, 2005, made by Jerome H. Kern to the order of On Command Corporation (Incorporated by reference to Exhibit 3 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.13
Pledge and Security Agreement, dated as of August 10, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 4 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.14
Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation.)
10.15
Amendment No. 1, dated as of March 27, 2001, to the Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation.)
10.16
Amendment No. 2 dated as of November 14, 2001, to the Credit Agreement, by and among On Command Corporation, Toronto Dominion (Texas), Inc. Fleet National Bank, Bank of America, the Bank of New York Company and the Bank of New York.
10.17	Preferred Stock Purchase Agreement, dated March 5, 2001, between On Command Corporation and Ascent Entertainment Group, Inc.
10.18
Preferred Stock Purchase Agreement, dated April 23, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
10.19
Preferred Stock Purchase Agreement, dated June 29, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
21	Subsidiaries of On Command Corporation.
23.1	Independent Auditors' Consent.
23.2	Independent Auditors' Consent.

*
Indicates compensatory plan or arrangement.

QuickLinks

ON COMMAND CORPORATION 2001 ANNUAL REPORT ON FORM 10-K Table of Contents
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission Of Matters To A Vote Of Security Holders.
PART II
  Item 5. Market Price of and Dividends on On Command's Common Equity.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Consolidated Balance Sheets
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Consolidated Statements of Operations
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Consolidated Statements of Comprehensive Loss
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Consolidated Statement of Stockholders' Equity Years Ended December 31, 2001, 2000 and 1999
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Consolidated Statements of Cash Flows
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Notes to Consolidated Financial Statements Years Ended December 31, 2001, 2000 and 1999
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Securities Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
  On Command Corporation Schedule II
EXHIBIT INDEX