Form 10-Q
period 2002-03-31
ON COMMAND CORP
filed 2002-05-14
CIK 1020871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 00-21315

ON COMMAND CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	77-04535194 (I.R.S. Employer Identification No.)
7900 East Union Avenue Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)

Registrant's telephone number, including area code: (720) 873-3200

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐

        The number of shares outstanding of the Registrant's Common Stock as of May 1, 2002 was 30,904,581 shares.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2002	December 31, 2001
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,814	$2,869
Accounts receivable (net of allowance for doubtful accounts of $1,407,000 in 2002 and $1,640,000 in 2001)	35,508	33,460
Other current assets	2,354	2,964

Total current assets	43,676	39,293

Property and equipment:
Video systems
In service	672,740	670,318
Construction in progress	49,167	53,754

	721,907	724,072
Support equipment, vehicles and leasehold improvements	27,219	27,148

	749,126	751,220
Accumulated depreciation	(450,237)	(442,757)

	298,889	308,463

Goodwill (note 2)	65,580	65,580
Cost investments (note 6)	8,475	6,759
Other assets, net	12,550	12,943

Total assets	$429,170	$433,038

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

(continued)

	March 31, 2002	December 31, 2001
	(amounts in thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,467	$21,021
Accounts payable to parent (note 8)	674	711
Accrued compensation	5,632	5,492
Other accrued liabilities (note 9)	7,271	6,678
Current portion of debt (note 7)	909	909
Sales, use and property tax liabilities	4,850	5,163

Total current liabilities	39,803	39,974
Long-term debt (note 7)	271,492	264,761
Other long-term liabilities (note 9)	1,363	1,642

Total liabilities	312,658	306,377

Minority interest in consolidated subsidiary (note 5)	22	117

Redeemable securities:
Mandatorily redeemable preferred stock	91,239	89,185
Common stock subject to repurchase obligation	4,125	4,125

Total redeemable securities	95,364	93,310

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized—10,000,000; shares issued and outstanding—98,500 in 2002 and 2001	—	—
Common stock, $.01 par value; shares authorized—150,000,000; shares issued and outstanding—30,902,463 in 2002 and 30,884,459 in 2001	309	309
Additional paid-in-capital	302,805	304,429
Accumulated other comprehensive loss	(5,186)	(5,115)
Accumulated deficit	(253,183)	(243,170)
Note receivable from stockholder (note 8)	(23,619)	(23,219)

Total stockholders' equity	21,126	33,234

Commitments and contingencies (notes 10 and 11)
Total liabilities and stockholders' equity	$429,170	$433,038

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2002	2001
	(amounts in thousands, except per share amounts)
Revenue:
Room revenue	$54,254	$60,861
Video system and equipment sales and other	3,129	1,353

Total revenue	57,383	62,214

Direct costs of revenue:
Content fees, commissions and other in-room services costs	27,884	29,077
Video system, equipment and other costs	1,495	960

Total direct costs of revenue	29,379	30,037

Direct profit (exclusive of other operating expenses shown separately below)	28,004	32,177

Other operating expenses:
Operations support	6,624	9,197
Research and development	931	1,467
Selling, general and administrative (note 8)	5,241	6,921
Depreciation and amortization	20,131	21,265
Relocation and restructuring (note 9)	—	3,347

Total other operating expenses	32,927	42,197

Loss from operations	(4,923)	(10,020)
Interest expense	(3,606)	(5,347)
Loss on transfer of assets (note 6)	(1,411)	—
Loss on settlement of litigation (note 6)	—	(3,700)
Other expense	(30)	(68)

Loss before income taxes	(9,970)	(19,135)
Income tax expense	(43)	(30)

Net loss	(10,013)	(19,165)
Dividends on mandatorily redeemable preferred stock	(2,054)	(129)

Net loss applicable to common stockholders	$(12,067)	$(19,294)

Basic and diluted net loss per common share (note 3)	$(0.39)	$(0.63)

Basic and diluted weighted average number of common shares outstanding	30,892	30,610

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended March 31,
	2002	2001
	(amounts in thousands)
Net loss	$(10,013)	$(19,165)
Foreign currency translation adjustments, net of tax	(71)	(555)

Comprehensive loss	$(10,084)	$(19,720)

        See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2002

(unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Notes receivable stockholder	Total stockholders' equity
	(amounts in thousands)
Balance at December 31, 2001	$—	$309	$304,429	$(5,115)	$(243,170)	$(23,219)	$33,234
Net loss	—	—	—	—	(10,013)	—	(10,013)
Comprehensive loss—translation adjustment	—	—	—	(71)	—	—	(71)
Issuance of common stock for employee stock purchase plan	—	—	30	—	—	—	30
Interest on stockholder note	—	—	400	—	—	(400)	—
Accretion of dividends on mandatorily redeemable preferred stock	—	—	(2,054)	—	—	—	(2,054)

Balance at March 31, 2002	$—	$309	$302,805	$(5,186)	$(253,183)	$(23,619)	$21,126

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2002	2001
	(amounts in thousands) (note 4)
Cash flows from operating activities:
Net loss	$(10,013)	$(19,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,131	21,265
Payments of restructuring costs	(480)	—
Loss on transfer of assets	1,411	—
Loss on settlement of litigation	—	3,700
Other non-cash items	53	140
Changes in assets and liabilities:
Accounts receivable	(2,082)	(1,014)
Other assets	917	(873)
Accounts payable	(503)	(7,696)
Accounts payable to parent	(37)	—
Accrued compensation	287	(9)
Sales, use and property tax liabilities	(330)	(304)
Other accrued liabilities	710	(2,681)

Net cash provided by (used in) operating activities	10,064	(6,637)

Cash flows from investing activities:
Capital expenditures	(12,109)	(19,907)
Cost investments	(1,716)	(15,985)

Net cash used in investing activities	(13,825)	(35,892)

Cash flows from financing activities:
Borrowings of debt	7,000	26,000
Repayments of debt	(269)	(472)
Proceeds from issuance of common and preferred stock	30	15,020

Net cash provided by financing activities	6,761	40,548

Effect of exchange rate changes on cash	(55)	260

Net increase (decrease) in cash and cash equivalents	2,945	(1,721)
Cash and cash equivalents, beginning of year	2,869	3,569

Cash and cash equivalents, end of year	$5,814	$1,848

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(unaudited)

(1) Basis Of Presentation

        On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent"). Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, "On Command" or the "Company"). On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. The portion of Liberty's cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying consolidated financial statements of the Company due to the fact that a significant percentage of the Company's common stock ("Company Common Stock") is owned by stockholders other than Liberty. At March 31, 2002, Liberty, primarily through Ascent, owned 62.79% of the outstanding Company Common Stock.

        The Company designs, develops, manufactures and installs proprietary video systems. The Company's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include video games, Internet offerings, CD quality music and various hotel and guest services. At March 31, 2002, the Company had operating subsidiaries or branches in the United States, Canada, Mexico and Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 2002, as well as the results of its operations for the three months ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include the allowance for doubtful accounts receivable, inventory reserve and the estimated useful lives of property and equipment and intangible assets and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

        Certain amounts have been reclassified for comparability with the 2002 presentation.

(2) New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The Company adopted the provisions of Statement 141 upon issuance, and adopted Statement 142 effective January 1, 2002. Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In connection with Statement 142's transitional goodwill impairment evaluation, the Company was also required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. No impairment losses were required to be recognized under Statement 142 at the date of adoption. Adjusted net loss applicable to common stockholders and pro forma loss per common share for the three months ended March 31, 2001, exclusive of amortization expense related to goodwill are as follows (amounts in thousands, except per share amounts):

Net loss applicable to common stockholders, as reported	$(19,294)
Amortization of goodwill	1,094

Net loss applicable to common stockholders, as adjusted	$(18,200)

Pro forma basic and diluted loss per common share, as reported	$(0.63)
Amortization of goodwill	0.04

Pro forma basic and diluted loss per common share, as adjusted	$(0.59)

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for periods beginning after June 15, 2002.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flow.

(3) Earnings (Loss) Per Common Share

        Basic earnings per share is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) is reduced (increased) by preferred stock dividends and accretion to arrive at income (loss) attributable to common stockholders. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential dilutive common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

        The loss per common share for the three months ended March 31, 2002 and 2001 is based on 30,892,000, and 30,610,000 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. At March 31, 2002, the number of potential dilutive common shares was approximately 20,933,000. Such potential dilutive common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities. The foregoing potential dilutive common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $2,848,000 and $5,353,000 during the three months ended March 31, 2002 and 2001, respectively. Cash paid for income taxes was not significant during these periods. There were no significant non-cash investing and financing activities during the three months ended March 31, 2002. Significant non-cash investing and financing activities for the three months ended March 31, 2001 are as follows (amounts in thousands):

Recorded value of preferred stock acquired	$20,000
Conversion of note receivable	(5,000)

Cash paid for preferred stock	$15,000

        For descriptions of certain additional non-cash transactions, see notes 5 and 6.

(5) Acquisition

        On February 28, 2001, the Company acquired a controlling interest in the common stock of Hotel Digital Network, Inc. (d/b/a Instant Media Network) ("Instant Media Network") in exchange for (i) the conversion of the amounts due under a note receivable from Instant Media Network ($1,445,000), (ii) a commitment to provide approximately $2,400,000 of additional funding; and (iii) $226,000 of cash. Through March 31, 2002, the Company had satisfied $2,036,000 of its funding commitment. Instant Media Network provides in-room music content to hotels through the Company and other in-room entertainment providers. The Company accounted for the acquisition of Instant Media Network using the purchase method of accounting. Accordingly the excess of the purchase price over the fair value of the identifiable net assets of Instant Media Network has been allocated to goodwill. If the Instant Media Network acquisition had occurred on January 1, 2001, the Company's results of operations and comprehensive loss would not have been materially different from the Company's historical results of operations and comprehensive loss for the three months ended March 31, 2001. At March 31, 2002, the Company owned 8,489,586 of Instant Media Network's common shares, representing 80% of Instant Media Network's outstanding common stock and voting securities.

(6) Cost Investments

        The Company's cost investments are summarized as follows (amounts in thousands):

	March 31, 2002	December 31, 2001
STSN, Inc. ("STSN")(a)	$5,177	$3,461
e-ROOM CORPORATION ("e-ROOM") (formerly known as MagiNet Corporation)(b)	3,298	3,298

	$8,475	$6,759

  (a)
  On March 30, 2001, the Company acquired certain preferred stock of STSN in exchange for cash of $15,000,000 and the conversion of a $5,000,000 convertible promissory note. During the fourth quarter of 2001, the Company recorded a $16,539,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment. Such estimated fair value was based on the price of securities sold by STSN to the Company and other investors during the first quarter of 2002. In this regard, the Company purchased $1,716,000 of preferred stock from STSN during the first quarter of 2002. See note 11.

    During the first quarter of 2002, the Company transferred certain equipment with a carrying value of $1,411,000 to STSN. In connection with this transfer, STSN agreed to make quarterly royalty payments to the Company equal to 20% of the net operating margin of the assets transferred for the next seven years. For purposes of these royalty payments, net operating margin is defined as gross revenue less all direct costs. Due to the uncertainty involved in estimating these royalty payments, the Company recorded a loss on this transaction equal to the $1,411,000 carrying value of the contributed equipment. The royalty payments from STSN will be recognized as revenue when received by the Company.

  (b)
  During the first quarter of 2001, the Company completed a transaction that resulted in the Company's acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, the Company (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred the Company's intercompany receivables from such subsidiaries to e-ROOM, (ii) issued 275,000 shares of Company Common Stock to e-ROOM, and (iii) paid $1,000,000 to e-ROOM. The Company also agreed that e-ROOM will have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the Company Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of Company Common Stock held by e-ROOM are freely tradable during such period. Due to the existence of this repurchase obligation, the Company valued the Company Common Stock issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by the Company has been reflected as loss on settlement of litigation in the accompanying condensed consolidated statements of operations. The Company's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of the Company's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, the Company recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

(7) Debt

        Debt is summarized as follows:

	March 31, 2002	December 31, 2001
	(amounts in thousands)
Revolving Credit Facility(a)	$270,633	$263,633
Other(b)	1,768	2,037

	272,401	265,670
Less current portion	(909)	(909)

	$271,492	$264,761

  (a)
  The Company's revolving credit facility, as amended, (the "Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants. The Company had $4,367,000 of remaining availability under the Revolving Credit Facility at March 31, 2002.

    Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.91% effective borrowing rate at March 31, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at March 31, 2002. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

  (b)
  Other debt primarily represents capital lease obligations.

(8) Related Party Transactions

        Subsequent to Liberty's acquisition of Ascent in March of 2000, Liberty and Ascent have allocated insurance and certain other general and administrative expenses (including portions of the salaries of certain employees) to the Company. In addition, the Company reimburses Liberty and Ascent for certain expenses paid by Liberty and Ascent on behalf of the Company. Although there are no written agreements with Liberty and Ascent for these allocations and reimbursements, the Company believes the amounts to be reasonable. Allocations and reimbursements from Liberty and Ascent aggregated $37,000 and $38,000 during the three months ended March 31, 2002 and 2001, respectively, and such amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Amounts owed to Liberty and Ascent pursuant to this arrangement ($674,000 at March 31, 2002) are non-interest bearing.

        The Company had made arrangements for the use of an airplane owned by a limited liability company of which the Company's former Chairman of the Board and Chief Executive Officer is the sole member. When that airplane was used for purposes related to the conduct of the Company's business, the Company reimbursed the limited liability company for such use at market rates. The aggregate amount paid for this service during the three months ended March 31, 2001 was approximately $83,000. This arrangement was terminated in June 2001.

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

(9) Relocation and Restructuring Costs

        During 2001, the Company completed the process of relocating its headquarter operations from San Jose, California to Denver, Colorado. During the three months ended March 31, 2001, $3,347,000 of relocation expenses were recognized and recorded. The relocation expenses included severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs.

        On May 21, 2001, the compensation committee of the Company's board of directors approved a restructuring plan, which affected approximately 50 employees. Severance costs associated with the May 2001 restructuring plan aggregated $2,212,000 and were recognized during the year ended December 31, 2001.

        During the fourth quarter of 2001, the Company recognized a $2,697,000 restructuring charge to record the future lease obligations (net of estimated sublease income) associated with the Company's exit from certain leased premises in San Jose, California.

        At March 31, 2002, the remaining liability related to the May 2001 restructuring plan was $183,000, and the liability with respect to the vacated premises in San Jose, California was $2,426,000. The Company expects to pay most, if not all, of the remaining liability under the May 2001 restructuring plan during 2002. The liability related to the vacated premises in San Jose, California is payable through June 2004.

(10) Significant Customers

        During the first quarter of 2002, hotels owned, managed or franchised by Marriott International, Inc., Hilton Hotels Corporation ("Hilton") and Six Continents Hotels, Inc. accounted for 28.6%, 18.5% and 11.5%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain.

        In October 2000, Hilton announced that it would not be renewing its master contract with the Company. Accordingly, the Company expects that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. In addition, the Company has a master contract in place with Promus Hotel Corporation ("Promus"). This master contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Hilton acquired Promus in late 1999.

(11) Commitments and contingencies

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

  Other

        The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of these agreements, the Company is committed to distribute such suppliers' programming on its video systems. Additionally, certain of these agreements provide for penalties and charges in the event the Company does not distribute or deliver such programming to a contractually specified number of rooms.

        The Company has agreed to purchase up to approximately $900,000 of preferred stock from its investee, STSN during the second quarter of 2002. See note 6.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance, or achievements of On Command, or industry results, to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

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

Cash Flow Data

        Selected cash flow data for the three months ended March 31, 2002 and 2001 are set forth below (amounts in thousands):

	Three Months Ended March 31, 2002	% of total revenue	Three Months Ended March 31, 2001	% of total revenue
Operating Cash Flow Data:
Revenue	$57,383	100.0%	$62,214	100.0%
Direct costs of revenue	(29,379)	(51.2%)	(30,037)	(48.3%)
Other operating expenses (exclusive of depreciation and amortization, and relocation and restructuring expense)	(12,796)	(22.3%)	(17,585)	(28.2%)

Operating cash flow(1)	$15,208	26.5%	$14,592	23.5%

Consolidated Cash Flow Statement Data(2):
Net cash flow provided by (used in):
Operating activities	$10,064		$(6,637)
Investing activities	$(13,825)		$(35,892)
Financing activities	$6,761		$40,548

(1)
Operating cash flow represents loss from operations before depreciation and amortization and relocation and restructuring expense. The most significant difference between operating cash flow, as defined by the Company, and cash provided from operations, as determined in accordance with generally accepted accounting principles, is that changes in working capital and interest expense are not included in the calculation of operating cash flow. Operating cash flow is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies. In addition, management believes operating cash flow provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's investing activities. Operating cash flow is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. Operating cash flow has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States of America. The Company's definition of operating cash flow may differ from cash flow measurements provided by other public companies.

(2)
For additional information, see the accompanying condensed consolidated statement of cash flows.

Material Changes in Results of Operations

Revenue

        Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company. Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short video products and digital music. The Company also earns revenue through the sale of video systems to third parties and the sale of video equipment to hotels. The Company's total revenue during the three months ended March 31, 2002 and 2001 was $57,383,000 and $62,214,000, respectively.

        The $4,831,000 or 7.8% decrease in total revenue is primarily attributable to a $6,607,000 or 10.9% decrease in room revenue from $60,861,000 during the three months ended March 31, 2001 to $54,254,000 during the corresponding period in 2002. The decrease in room revenue is primarily attributable to the net effect of (i) a 5.5% decline in overall hotel occupancy rates, (ii) an increase in the average rates received for certain of the Company's products, (iii) a 4.7% reduction in the average number of rooms served by the Company, and (iv) higher revenue from the Company's short video and music products. Since the Company derives a significant portion of its room revenue from luxury hotels, and since luxury hotels experienced a 7.8% decline in occupancy rates from the first quarter of 2001 to the first quarter of 2002, the Company believes that the impact on the Company from the decline in hotel occupancy rates was greater than the decline experienced by the overall hotel industry. The decrease in occupancy rates during the first quarter of 2002 reflects the negative impact of a soft domestic economy. Hotel occupancy rates are outside of the Company's control and changes in hotel occupancy rates can have a significant impact on the Company's results of operations. The decline in the average number of rooms served by the Company is attributable to the March 1, 2001 transfer of 35,000 rooms to e-ROOM, the loss of rooms to competitors and the discontinuance of service to certain non-profitable rooms.

        During the three months ended March 31, 2002, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 28.6%, 18.5% and 11.5%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain.

        In October 2000, Hilton announced that it would not be renewing its master contract with the Company. Accordingly, the Company expects that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. In addition, the Company has a master contract in place with Promus. This master contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Hilton acquired Promus in late 1999.

        The $1,776,000 or 131.3% increase in video system and equipment sales and other revenue during the three months ended March 31, 2002 is primarily attributable to an increase in sales of both the Company's video systems and music systems to third parties, and a one-time $700,000 reduction of revenue during the 2001 period attributable to the net impact of a sales return and the associated restocking fee. Music system sales accounted for approximately $674,000 of the increase in sales. Music systems are sold through the Company's majority-owned subsidiary, Instant Media Network.

Direct Costs

        Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, connectivity costs associated with the Company's Internet product and costs associated with the manufacturing of video systems sold to other providers. Content fees, commissions and other in-room service costs decreased by $1,193,000 or 4.1%. Content fees, commissions and other in-room service costs represented 51.4% and 47.8% of total room revenue during the three months ended March 31, 2002 and 2001, respectively. The higher percentage in the 2002 period is primarily attributable to the fact that certain of the Company's content fees and other in-room service costs do not vary with revenue or occupancy rates. An increase in the cost of guest programming in rooms with upgraded video systems also contributed to the higher percentage in 2001.

        Video system, equipment and other costs increased by $535,000 or 55.7% during the three months ended March 31, 2002. Such increase is primarily the result of a one-time $800,000 reduction during the 2001 period attributable to a sales return, as discussed above.

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

Operations Support

        Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment. Operations support expense was $6,624,000 and $9,197,000 during the three months ended March 31, 2002 and 2001, respectively. The 2,573,000 or 28.0% decrease from the 2001 period to the 2002 period is primarily attributable to a decrease in the number of rooms served by the Company during 2002, as compared to 2001 as well as lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost savings measures.

Research and Development

        Research and Development expense was $931,000 and $1,467,000 during the three months ended March 31, 2002 and 2001, respectively. The $536,000 or 36.5% decrease from 2001 to 2002 is primarily attributable to a reduction in internal and external labor costs devoted to research and development projects. A significant portion of the Company's research and development expenses during 2001 related to the development of the Roommate version of the OCX video platform that was launched in 2001.

Selling, General and Administrative

        Selling, general and administrative expense was $5,241,000 and $6,921,000 for the three months ended March 31, 2002 and 2001, respectively. The $1,680,000 or 24.3% decrease from the 2001 period to the 2002 period is primarily attributable to lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost savings measures. The lower 2002 costs allowed the Company to reduce the percentage of revenue that is represented by selling, general and administrative expense from 11.1% in 2001 to 9.1% in 2002.

Depreciation and Amortization

        Depreciation and amortization expense was $20,131,000 and $21,265,000 for the three months ended March 31, 2002 and 2001, respectively. Most of the $1,134,000 decrease is attributable to the Company's adoption of Statement 142, which, as further described in note 2 to the accompanying condensed consolidated financial statements, required the Company to cease recording goodwill amortization effective January 1, 2002. Depreciation remained relatively constant as increases in depreciation resulting from capital expenditures were largely offset by the effects of video systems that have become fully depreciated since March 31, 2001, and the March 1, 2001 disposition of the Company's Asia-Pacific subsidiaries to e-ROOM.

Relocation and Restructuring

        Relocation and restructuring expense was $3,347,000 for the three months ended March 31, 2001. This expense relates to the relocation of the Company's headquarters from San Jose, California to Denver, Colorado. The costs attributable to this relocation include severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001.

Interest Expense

        Interest expense was $3,606,000 and $5,347,000 for the three months ended March 31, 2002 and 2001, respectively. The $1,741,000 or 32.6% decrease in interest expense from the first quarter of 2001 to the first quarter of 2002 is attributable to a decrease in the weighted average interest rate on borrowings under the Revolving Credit Facility that was only partially offset by an increase in weighted average borrowings.

Loss on Transfer of Assets

        During the first quarter of 2002, the Company transferred certain equipment with a carrying value of $1,411,000 to STSN. In connection with this transfer, STSN agreed to make quarterly royalty payments to the Company equal to 20% of the net operating margin of the assets transferred for the next seven years. For purposes of these royalty payments, net operating margin is defined as gross revenue less all direct costs. Due to the uncertainty involved in estimating these royalty payments, the Company recorded a loss on this transaction equal to the $1,411,000 carrying value of the contributed equipment. The royalty payments from STSN will be recognized as revenue when received by the Company.

Loss on Settlement of Litigation

        The loss on settlement of litigation of $3,700,000 during the three months ended March 31, 2001 relates to the settlement of the litigation with e-ROOM. For additional information, see note 6 to the accompanying condensed consolidated financial statements.

Provision for Income Taxes

        The Company recognized income tax expense of $43,000 and $30,000 during the three months ended March 31, 2002 and 2001, respectively. The Company's reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company's pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at March 31, 2002 and 2001, respectively. The income tax provisions recorded in the three months ended March 31, 2002 and 2001 represent taxes on income in certain foreign and domestic jurisdictions.

Net Loss

        As a result of the factors described above, the Company's net loss decreased from $19,165,000 in the first three months of 2001 to $10,013,000 in the corresponding period of 2002. The Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures. Over time, the Company intends to increase revenue by: (i) increasing the average revenue per room derived from existing video services, through improved pricing terms and/or increased buy rates; (ii) increasing the number of rooms in which its video games, Internet services, short video products and digital music are offered; and (iii) increasing the total number of hotels and rooms that offer the Company's services. The Company took steps to reduce its cost structure in 2001 and will continue to focus on all opportunities to reduce or control its cost structure in future periods. The Company's cost control efforts include ongoing evaluations of optimum staffing levels and opportunities for greater efficiencies, and renegotiations of contracts with content providers and other vendors where appropriate. In addition, the Company is focusing on increasing the efficiency of its capital expenditures in order to improve the return on its invested assets and reduce expenses. To this end, the Company is focusing on financial, operational and technological opportunities that would lead to reductions in the costs of installing and maintaining the Company's video systems. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results. Furthermore, the Company's ability to increase its revenue is highly dependent on corresponding improvements in hotel occupancy rates, and no assurance can be given that the Company will be able to significantly increase its revenue base. To the extent that changes in hotel occupancy rates impact the Company's revenue base, the Company will not experience proportionate changes in its expenses since many of the Company's expenses do not vary with hotel occupancy rates.

Material Changes in Financial Condition

        During the three months ended March 31, 2002, the Company used $10,064,000 of cash provided by operating activities and $6,761,000 of cash provided by financing activities to fund the $13,825,000 required for its investing activities. The Company's investing activities included $12,109,000 of capital expenditures and $1,716,000 of funding provided to investees. For additional information, see the accompanying condensed consolidated statement of cash flows.

        The Company's Revolving Credit Facility, as amended, provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants. During the three months ended March 31, 2002, the Company borrowed an additional $7,000,000 under the Revolving Credit Facility. The Company had $4,367,000 of remaining availability under the Revolving Credit Facility at March 31, 2002.

        Revolving loans extended under the Revolving Credit Facility bear interest at LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.91% effective borrowing rate at March 31, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at March 31, 2002. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

        During 2001, the Company issued to Ascent Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share ("Series D Preferred Stock") in exchange for aggregate net cash proceeds of $84,926,000. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions, Ascent could require the Company to redeem such mandatorily redeemable preferred stock. Although no assurance can be given, the Company does not anticipate that any such redemption will be required for the foreseeable future. Accumulated and unpaid dividends on the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $6,313,000 at March 31, 2002. Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance. The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

        On February 22, 2002, the Company purchased $1,716,000 of certain preferred stock from STSN. The Company has committed to purchase up to an additional $900,000 of preferred stock from STSN during the three months ended March 31, 2002.

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

Quantitative And Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Revolving Credit Facility generally bear an interest rate that is variable and based on LIBOR and on certain operating ratios of the Company. At March 31, 2002, the Company had $270,633,000 outstanding on the Revolving Credit Facility and the effective borrowing rate on the Revolving Credit Facility was 3.91%. Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at March 31, 2002 would increase (or decrease) the Company's annual interest expense and cash outflow by approximately $2,706,000.

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

PART II—OTHER INFORMATION

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON COMMAND CORPORATION
Date: May 14, 2002	By:	/s/ WILLIAM D. MYERS William D. Myers Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Balance Sheets (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Balance Sheets (unaudited) (continued)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Operations (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Comprehensive Loss (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statement of Stockholders' Equity Three Months Ended March 31, 2002 (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Cash Flows (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Notes to Condensed Consolidated Financial Statements March 31, 2002 (unaudited)
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
SIGNATURES