Form 10-Q
period 2002-06-30
ON COMMAND CORP
filed 2002-08-12
CIK 1020871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 00-21315

ON COMMAND CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	77-04535194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4610 South Ulster Street, 6th Floor Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 873-3200

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

        The number of shares outstanding of the Registrant's Common Stock as of August 1, 2002 was 30,921,320 shares.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2002	December 31, 2001
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,055	$2,869
Accounts receivable, net	36,538	33,460
Other current assets	2,470	2,964

Total current assets	44,063	39,293

Property and equipment:
Video systems
In service	679,526	670,318
Construction in progress	46,613	53,754

	726,139	724,072
Support equipment, vehicles and leasehold improvements	28,023	27,148

	754,162	751,220
Accumulated depreciation	(465,908)	(442,757)

	288,254	308,463

Goodwill (note 2)	65,580	65,580
Cost investments (note 6)	9,358	6,759
Other assets, net	12,163	12,943

Total assets	$419,418	$433,038

(continued)

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2002	December 31, 2001
	(amounts in thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,595	$21,021
Accounts payable to parent (note 8)	695	711
Accrued compensation	5,796	5,492
Sales, use and property tax liabilities	5,861	5,163
Other accrued liabilities (note 9)	9,061	6,678
Current portion of debt (note 7)	909	909

Total current liabilities	45,917	39,974
Long-term debt (note 7)	266,355	264,761
Other long-term liabilities (note 9)	1,104	1,642

Total liabilities	313,376	306,377

Minority interest in consolidated subsidiary (note 5)	274	117

Redeemable securities:
Mandatorily redeemable preferred stock	93,369	89,185
Common stock subject to repurchase obligation	4,125	4,125

Total redeemable securities	97,494	93,310

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized—10,000,000; shares issued and outstanding—98,500 in 2002 and 2001	—	—
Common stock, $.01 par value; shares authorized—150,000,000; shares issued and outstanding—30,912,091 in 2002 and 30,884,459 in 2001	309	309
Additional paid-in-capital	301,117	304,429
Accumulated other comprehensive loss	(3,740)	(5,115)
Accumulated deficit	(265,380)	(243,170)
Note receivable from stockholder (note 8)	(24,032)	(23,219)

Total stockholders' equity	8,274	33,234

Commitments and contingencies (notes 7, 10, 11 and 12)
Total liabilities and stockholders' equity	$419,418	$433,038

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(amounts in thousands, except per share amounts)
Revenue:
Room revenue	$59,130	$59,156	$113,384	$120,017
Video system and equipment sales and other	1,869	4,183	4,998	5,536

Total revenue	60,999	63,339	118,382	125,553

Direct costs of revenue:
Content fees, commissions and other in-room services costs	29,089	29,027	56,973	58,104
Video system, equipment and other costs	1,427	3,175	2,922	4,135

Total costs of revenue	30,516	32,202	59,895	62,239

Direct margin (exclusive of other operating expenses shown separately below)	30,483	31,137	58,487	63,314

Other operating expenses:
Operations support	7,161	8,501	13,785	17,698
Research and development	1,082	1,573	2,013	3,040
Selling, general and administrative (note 8)	5,058	6,544	10,299	13,465
Depreciation and amortization	19,870	19,994	40,001	41,259
Impairment of long-lived assets (notes 6 and 12)	5,103	—	6,514	—
Relocation and restructuring (note 9)	—	8,098	—	11,445

Total other operating expenses	38,274	44,710	72,612	86,907

Loss from operations	(7,791)	(13,573)	(14,125)	(23,593)
Interest expense	(3,428)	(5,457)	(7,034)	(10,804)
Impairment of cost investment (note 6)	—	(1,100)	—	(1,100)
Loss on settlement of litigation (note 6)	—	—	—	(3,700)
Other income (expense)	(641)	196	(671)	128

	(4,069)	(6,361)	(7,705)	(15,476)
Loss before income taxes	(11,860)	(19,934)	(21,830)	(39,069)
Income tax expense	(337)	(25)	(380)	(55)

Net loss	(12,197)	(19,959)	(22,210)	(39,124)
Dividends on mandatorily redeemable preferred stock	(2,130)	(907)	(4,184)	(1,036)

Net loss applicable to common stockholders	$(14,327)	$(20,866)	$(26,394)	$(40,160)

Basic and diluted net loss per common share (note 3)	$(0.46)	$(0.68)	$(0.85)	$(1.31)

Basic and diluted weighted average number of common shares outstanding	30,906	30,844	30,899	30,728

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(amounts in thousands)
Net loss	$(12,197)	$(19,959)	$(22,210)	$(39,124)
Foreign currency translation adjustment, net of tax	1,446	(171)	1,375	(726)

Comprehensive loss	$(10,751)	$(20,130)	$(20,835)	$(39,850)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2002

(unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Note receivable from stockholder	Total stockholders' equity
	(amounts in thousands)
Balance at December 31, 2001	$—	$309	$304,429	$(5,115)	$(243,170)	$(23,219)	$33,234
Net loss	—	—	—	—	(22,210)	—	(22,210)
Comprehensive loss—translation adjustment	—	—	—	1,375	—	—	1,375
Issuance of common stock for employee stock purchase plan	—	—	59	—	—	—	59
Interest on stockholder note	—	—	813	—	—	(813)	—
Accretion of dividends on mandatorily redeemable preferred stock	—	—	(4,184)	—	—	—	(4,184)

Balance at June 30, 2002	$—	$309	$301,117	$(3,740)	$(265,380)	$(24,032)	$8,274

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2002	2001
	(amounts in thousands)
	(note 4)
Cash flows from operating activities:
Net loss	$(22,210)	$(39,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,001	41,259
Restructuring charges	—	2,212
Payments of restructuring costs	(769)	(1,042)
Impairment of long-lived assets	6,514	—
Impairment of cost investment	—	1,100
Loss on settlement of litigation	—	3,700
Other non-cash items	59	325
Changes in assets and liabilities:
Accounts receivable	(1,970)	(3,260)
Other assets	1,279	647
Accounts payable	2,575	2,541
Accounts payable to parent	(16)	161
Accrued compensation	376	(1,395)
Sales, use and property tax liabilities	677	(708)
Other accrued liabilities	2,588	(1,778)

Net cash provided by operating activities	29,104	4,638

Cash flows from investing activities:
Capital expenditures	(26,018)	(46,263)
Cost investments	(2,599)	(15,985)
Other investing activities	—	(226)

Net cash used in investing activities	(28,617)	(62,474)

Cash flows from financing activities:
Borrowings of debt	7,000	26,000
Repayments of debt	(5,406)	(15,617)
Proceeds from issuance of common and preferred stock	59	45,072

Net cash provided by financing activities	1,653	55,455

Effect of exchange rate changes on cash	46	254

Net increase (decrease) in cash and cash equivalents	2,186	(2,127)
Cash and cash equivalents, beginning of period	2,869	3,569

Cash and cash equivalents, end of period	$5,055	$1,442

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(unaudited)

(1) Basis Of Presentation

        On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent"). Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, "On Command" or the "Company"). On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. The portion of Liberty's cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying condensed consolidated financial statements of the Company due to the fact that a significant percentage of the Company's common stock ("Company Common Stock") is owned by stockholders other than Liberty. At June 30, 2002, Liberty, through Ascent, owned approximately 63% of the outstanding Company Common Stock.

        The Company develops, assembles, installs and operates proprietary video systems. The Company's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable and satellite channels and other interactive services under long-term contracts to hotels and businesses. These interactive services include video games, Internet offerings, CD quality music and various hotel and guest services. At June 30, 2002, the Company had operating subsidiaries or branches in the United States, Canada, Mexico and Europe. See note 12. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2002, as well as the results of its operations for the three and six months ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include the allowance for doubtful accounts receivable, inventory reserve and the estimated useful lives of property and equipment and intangible assets and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

        Certain amounts have been reclassified for comparability with the 2002 presentation.

(2) New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies, for all purchase method business combinations completed after June 30, 2001, criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The Company adopted the provisions of Statement 141 upon issuance, and adopted Statement 142 effective January 1, 2002. Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In connection with Statement 142's transitional goodwill impairment evaluation, the Company was also required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. No impairment losses were required to be recognized under Statement 142 at the date of adoption. Adjusted net loss applicable to common stockholders and pro forma loss per common share for the three and six months ended June 30, 2001, exclusive of amortization expense related to goodwill are as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2001	Six Month Ended June 30, 2001
Net loss applicable to common stockholders, as reported	$(20,866)	$(40,160)
Amortization of goodwill	1,128	2,234

Net loss applicable to common stockholders, as adjusted	$(19,738)	$(37,926)

Pro forma basic and diluted loss per common share, as reported	$(0.68)	$(1.31)
Amortization of goodwill	0.04	0.08

Pro forma basic and diluted loss per common share, as adjusted	$(0.64)	$(1.23)

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. Statement 144 retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. Statement 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of Statement 145 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

        The loss per common share for the three and six months ended June 30, 2002 and 2001 is based on 30,906,000 and 30,844,000 weighted average shares outstanding during the respective three month periods and 30,899,000 and 30,728,000 weighted average shares outstanding during the respective six month periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. At June 30, 2002, the number of potential dilutive common shares was approximately 20,196,000. Such potential dilutive common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities. The foregoing potential dilutive common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $5,968,000 and $10,643,000 during the six months ended June 30, 2002 and 2001, respectively. Cash paid for income taxes was not significant during these periods. There were no significant non-cash investing and financing activities during the six months ended June 30, 2002. Significant non-cash investing and financing activities for the six months ended June 30, 2001 are as follows (amounts in thousands):

Recorded value of cost investment acquired	$20,000
Conversion of note receivable	(5,000)

Cash paid for cost investment	$15,000

        For descriptions of certain additional non-cash transactions, see notes 5 and 6.

(5) Acquisition

        On February 28, 2001, the Company acquired a controlling interest in the common stock of Hotel Digital Network, Inc. (d/b/a Instant Media Network) ("Instant Media Network") in exchange for (i) the conversion of the amounts due under a note receivable from Instant Media Network ($1,445,000); (ii) a commitment to provide approximately $2,400,000 of additional funding; and (iii) $226,000 of cash. Through June 30, 2002, the Company had satisfied $1,720,000 of its funding commitment. Instant Media Network provides in-room music content to hotels through the Company and other in-room entertainment providers. The Company accounted for the acquisition of Instant Media Network using the purchase method of accounting. Accordingly the excess of the purchase price over the fair value of the identifiable net assets of Instant Media Network has been allocated to goodwill. If the Instant Media Network acquisition had occurred on January 1, 2001, the Company's results of operations and comprehensive loss would not have been materially different from the Company's historical results of operations and comprehensive loss for the three and six months ended June 30, 2001. At June 30, 2002, the Company owned 8,489,586 of Instant Media Network's common shares, representing 80% of Instant Media Network's outstanding common stock and voting securities on a fully diluted basis.

(6) Cost Investments

        The Company's cost investments are summarized as follows (amounts in thousands):

	June 30, 2002	December 31, 2001
STSN, Inc. ("STSN")(a)	$6,060	$3,461
e-ROOM CORPORATION ("e-ROOM") (formerly known as MagiNet Corporation)(b)	3,298	3,298

	$9,358	$6,759

(a)
On March 30, 2001, the Company acquired certain preferred stock of STSN in exchange for cash of $15,000,000 and the conversion of a $5,000,000 convertible promissory note. During the fourth quarter of 2001, the Company recorded a $16,539,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment. Such estimated fair value was based on the price of securities sold by STSN to the Company and other investors during the first quarter of 2002. In this regard, the Company purchased $2,599,000 of preferred stock from STSN during the first six months of 2002.

  During the first quarter of 2002, the Company transferred certain equipment with a carrying value of $1,411,000 to STSN. In connection with this transfer, STSN agreed to make quarterly royalty payments to the Company equal to 20% of the net operating margin of the assets transferred for the next seven years. For purposes of these royalty payments, net operating margin is defined as gross revenue less all direct costs. Due to the uncertainty involved in estimating these royalty payments, the Company recorded an impairment loss on this transaction equal to the $1,411,000 carrying value of the contributed equipment. The royalty payments from STSN are recognized as revenue when received by the Company. During the first six months of 2002, royalty payments received from STSN were not significant.

(b)
During the first quarter of 2001, the Company completed a transaction that resulted in the Company's acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, the Company (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred the Company's intercompany receivables from such subsidiaries to e-ROOM; (ii) issued 275,000 shares of Company Common Stock to e-ROOM; and (iii) paid $1,000,000 to e-ROOM. The Company also agreed that e-ROOM will have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the Company Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of Company Common Stock held by e-ROOM are freely tradable during such period. Due to the existence of this repurchase obligation, the Company valued the Company Common Stock issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by the Company has been reflected as loss on settlement of litigation in the accompanying condensed consolidated statements of operations. The Company's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of the Company's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, the Company recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

        During the second quarter of 2001, the Company recorded a $1,100,000 charge to write-off the remaining carrying value of its cost investment in STS HotelNet, Inc.

(7) Debt

        Debt is summarized as follows (amounts in thousands):

	June 30, 2002	December 31, 2001
Revolving Credit Facility(a)	$265,633	$263,633
Other(b)	1,631	2,037

	267,264	265,670
Less current portion	(909)	(909)

	$266,355	$264,761

(a)
The Company's revolving credit facility, as amended, (the "Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants. The Company had $9,367,000 of remaining availability under the Revolving Credit Facility at June 30, 2002.

  Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (4.93% effective borrowing rate at June 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at June 30, 2002. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

  Although the Company expects to be in compliance with the covenants of the Revolving Credit Facility through December 31, 2002, the Company currently believes that it will not be in compliance with the leverage ratio covenant as of March 31, 2003 as a result of certain changes to such covenant that take effect for the periods ending subsequent to 2002. The Company intends to seek an amendment to the Revolving Credit Facility that would allow the Company to maintain compliance with this covenant. Although no assurance can be given, the Company believes that it will be successful in obtaining such an amendment on acceptable terms to the Company. In the event the Company is unable to obtain an acceptable amendment to the Revolving Credit Facility, the Company would seek to refinance the Revolving Credit Facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to the Company.

(b)
Other debt represents capital lease obligations.

(8) Related Party Transactions

        Subsequent to Liberty's acquisition of Ascent in March of 2000, Liberty and Ascent have allocated insurance and certain other general and administrative expenses (including portions of the salaries of certain employees) to the Company. In addition, the Company reimburses Liberty and Ascent for certain expenses paid by Liberty and Ascent on behalf of the Company. Although there are no written agreements with Liberty and Ascent for these allocations and reimbursements, the Company believes the amounts to be reasonable. Allocations and reimbursements from Liberty and Ascent aggregated $50,000 and $72,000 during the six months ended June 30, 2002 and 2001, respectively, and such amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Amounts owed to Liberty and Ascent pursuant to this arrangement ($695,000 at June 30, 2002) are non-interest bearing.

        The Company had made arrangements for the use of an airplane owned by a limited liability company of which the Company's former Chairman of the Board and Chief Executive Officer is the sole member. When that airplane was used for purposes related to the conduct of the Company's business, the Company reimbursed the limited liability company for such use at market rates. The aggregate amount paid for this service during the six months ended June 30, 2001 was approximately $190,000. This arrangement was terminated in June 2001.

        On August 8, 2000, the Company issued 13,500 shares of the Company's Series A, $.01 Par Value Convertible Participating Preferred Stock ("Series A Preferred Stock"), to the former Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer's personal obligations under such promissory note are limited. The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

        On August 3, 1998, the Company loaned a Senior Vice President of the Company $175,000 in connection with such Senior Vice President's relocation. The loan bears interest at an annual interest rate of 6.34%. Interest accrues annually but is not payable by the Senior Vice President until the last payment is made on the loan in accordance with the terms of the loan agreement. All principal amounts due under the loan are to be paid in three equal payments on December 31, 2002, 2003 and 2004. If the Senior Vice President is terminated without cause, all outstanding principal and accrued but unpaid interest remain due under this payment schedule. If the Senior Vice President resigns from the Company or is terminated for cause, all outstanding principal and accrued but unpaid interest is due and owing 30 days after the Senior Vice President's last day of employment.

(9) Relocation and Restructuring Costs

        During 2001, the Company completed the process of relocating its headquarter operations from San Jose, California to Denver, Colorado. During the three and six months ended June 30, 2001, $5,886,000 and $11,445,000, respectively of relocation expenses were recognized and recorded. The relocation expenses included severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs.

        On May 21, 2001, the compensation committee of the Company's board of directors approved a restructuring plan, which affected approximately 50 employees. Severance costs associated with the May 2001 restructuring plan of $2,212,000 were recognized during the second quarter of 2001.

        During the fourth quarter of 2001, the Company recognized a $2,697,000 restructuring charge to record the future lease obligations (net of estimated sublease income) associated with the Company's exit from certain leased premises in San Jose, California.

        At June 30, 2002, the remaining liability related to the May 2001 restructuring plan was $319,000, and the liability with respect to the vacated premises in San Jose, California was $2,147,000. The Company expects to pay most, if not all, of the remaining liability under the May 2001 restructuring plan during 2002. The liability related to the vacated premises in San Jose, California is payable through June 2004.

(10) Significant Customers

        During the first six months of 2002, hotels owned, managed or franchised by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton") and Six Continents Hotels, Inc. ("Six Continents") accounted for 29.3%, 17.0% and 10.9%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain.

        In October 2000, Hilton announced that it would not be renewing its master contract with the Company. In addition, the Company's master contract with Promus Hotel Corporation ("Promus"), a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At June 30, 2002, the Company provided service to approximately 134,000 rooms in 555 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through June 30, 2002, the Company's contracts with 73 of the aforementioned 555 hotels (19,300 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company's individual contracts with the remaining 482 Hilton or Promus hotels (114,700 rooms) expire at various dates through 2010 with the majority expiring by 2005. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

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

(12) Subsequent Events

        On July 18, 2002, the Company consummated the sale (the "OCE Sale") of its 70.0% majority shareholdings in On Command Europe ("OCE") to Techlive Limited ("Techlive"), the owner of the remaining 30.0% interest in OCE. Proceeds from the sale aggregated $2,550,000. Such proceeds do not reflect any reduction for OCE's cash balances (approximately $1,400,000 at June 30, 2002) that were transferred to Techlive as a part of the OCE Sale. As a result of the consummation of the OCE Sale, On Command recorded a $5,103,000 impairment loss during the second quarter of 2002 to reduce the carrying value of OCE's long-lived assets to the fair value indicated by the OCE Sale.

        Concurrent with the consummation of the OCE Sale, On Command and Techlive entered into a License Agreement (the "License Agreement"), and On Command received a $200,000 payment for (i) the use of the "On Command Europe" corporate name through July 17, 2003; and (ii) the fee due for the first year of the License Agreement. The License Agreement provides OCE with the ability to continue to operate as an authorized On Command distributor, subject to performance criteria to be determined by On Command, for a period of ten years. As part of the agreement, On Command will license software and provide technical support to OCE at escalating per room rates over the next ten years.

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

  •
  The continued ability of the Company to secure long-term financing on terms acceptable to the Company; and

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

Cash Flow Data

        Selected cash flow data for the six months ended June 30, 2002 and 2001 are set forth below (dollar amounts in thousands):

	Six Months Ended June 30, 2002	% Of Total Revenue	Six Months Ended June 30, 2001	% Of Total Revenue
Operating Cash Flow Data:
Revenue	$118,382	100.0%	$125,553	100.0%
Direct costs of revenue	(59,895)	(50.6%)	(62,239)	(49.6%)
Other operating expenses (exclusive of depreciation and amortization, impairment of long-lived assets and relocation and restructuring expense)	(26,097)	(22.0%)	(34,203)	(27.2%)

Operating cash flow(1)	$32,390	27.4%	$29,111	23.2%

Consolidated Cash Flow Statement Data(2):
Net cash flow provided by (used in):
Operating activities	$29,104		$4,638
Investing activities	$(28,617)		$(62,474)
Financing activities	$1,653		$55,455

(1)
Operating cash flow represents loss from operations before depreciation and amortization, impairment of long-lived assets and relocation and restructuring expense. The most significant differences between operating cash flow, as defined by the Company, and cash provided from operations, as determined in accordance with generally accepted accounting principles, are that changes in working capital and interest expense are not included in the calculation of operating cash flow. Operating cash flow is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies. In addition, management believes operating cash flow provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's investing activities. Operating cash flow is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. Operating cash flow has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States of America. The Company's definition of operating cash flow may differ from cash flow measurements provided by other public companies.

(2)
For additional information, see the accompanying condensed consolidated statements of cash flows.

Material Changes in Results of Operations

Revenue

        Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company. Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short video products and digital music. The Company also earns revenue from the sale of video systems to third parties and the sale of video equipment to hotels. The Company's total revenue during the three and six months ended June 30, 2002 was $60,999,000 and $118,382,000, respectively as compared to $63,339,000 and $125,553,000 for the corresponding periods in 2001.

        Room revenue remained relatively constant during the three months ended June 30, 2002 and 2001, and decreased $6,633,000 or 5.5% during the six months ended June 30, 2002, as compared to the corresponding prior year period. Such changes in room revenue during the three- and six-month periods are attributable to a lower volume of pay-per-view buys offset by (i) increases attributable to higher average rates for certain pay-per-view products; and (ii) increased revenue from short videos and other new products. During the six-month period, the beneficial effect of the higher rates and new products was more than offset by a reduction in the volume of pay-per-view buys. The Company believes that most of the decrease in pay-per-view buys in both the three- and six-month periods is attributable to a decline in occupancy rates, as further discussed below. A 3.3% reduction in the average number of rooms served by the Company during the six months ended June 30, 2002 also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by the Company is attributable to (i) the transfer of certain hotel rooms to e-ROOM as part of a litigation settlement (as further described in note 6 to the accompanying condensed consolidated financial statements); (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable rooms.

        Overall hotel occupancy rates declined 3.8% during the six months ended June 30, 2002, as compared to the corresponding prior year period. In addition, occupancy rates for luxury hotels declined 4.9% over the same period. Since the Company derives a significant portion of its revenue from luxury and other upscale hotels, the Company believes that the occupancy rate for luxury hotels is the best indicator of the impact changes in hotel occupancy are having on the Company's business. Hotel occupancy rates are outside of the Company's control, and changes in hotel occupancy rates can have a significant impact on the Company's results of operations.

        During the six months ended June 30, 2002, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 29.3%, 17.0% and 10.9%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain.

        In October 2000, Hilton announced that it would not be renewing its master contract with the Company. In addition, the Company's master contract with Promus, a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At June 30, 2002, the Company provided service to approximately 134,000 rooms in 555 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through June 30, 2002, the Company's contracts with 73 of the aforementioned 555 hotels (19,300 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company's individual contracts with the remaining 482 Hilton or Promus hotels (114,700 rooms) expire at various dates through 2010, with the majority expiring by 2005. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

        Video system and equipment and other revenue decreased $2,314,000 and $538,000 during the three and six months ended June 30, 2002, respectively, compared to the corresponding prior year periods. Such decreases are primarily attributable to the net effect of a decrease in sales of the Company's video systems to third parties, an increase in sales of the Company's music systems and a one-time $700,000 reduction of revenue during the first quarter of 2001 attributable to the net impact of a sales return and the associated restocking fee. Music system sales accounted for approximately $123,000 and $797,000 in sales for the three and six months ended June 30, 2002, respectively. Music systems are sold through the Company's majority-owned subsidiary, Instant Media Network.

Direct Costs

        Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, connectivity costs associated with the Company's Internet product, and costs associated with the manufacturing of video systems sold to other providers.

        Content fees, commissions and other in-room service costs remained relatively constant over the three months ended June 30, 2002 and 2001, and decreased $1,131,000 or 1.9% during the six months ended June 30, 2002, as compared to the corresponding prior year period. Such changes in content fees, commissions and other in-room service costs during the three- and six-month periods represent the net effect of (i) increases attributable to higher guest programming costs; and (ii) decreases attributable to lower license fee royalties and certain cost saving measures. Hotel commissions generally varied with room revenue and accordingly, lower hotel commissions contributed to the decrease during the six-month period. The increase in guest programming costs is the result of higher rates from program suppliers and an increase in the number of rooms with upgraded video systems that provide for a greater number of programming alternatives. The decrease in license fee royalties is primarily attributable to a lower volume of feature film buys. Due to changes in the mix of pay-per-view buys, license fee royalties decreased as a percentage of room revenue during the six months ended June 30, 2002, as compared to the corresponding prior year period. Content fees, commissions and other in-room service costs represented 50.2% and 48.4% of total room revenue during the six months ended June 30, 2002 and 2001, respectively. The higher percentage in 2002 is primarily attributable to the fact that certain of the Company's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

        Video system, equipment and other costs decreased $1,748,000 and $1,213,000 during the three and six months ended June 30, 2002, respectively, as compared to corresponding 2001 periods. Such decreases are primarily attributable to the net effect of decreases in sales of video systems to third parties, increases in sales and associated costs of music systems and an increase resulting from a one-time $800,000 reduction during the first quarter of 2001 attributable to a sales return, as discussed above.

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

Operations Support

        Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment. Operations support expense decreased $1,340,000 or 15.8% and $3,913,000 or 22.1% during the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease is primarily attributable to lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost saving measures, as well as a decrease in the number of rooms served by the Company during 2002, as compared to 2001.

Research and Development

        Research and Development expense decreased $491,000 or 31.2% and $1,027,000 or 33.8% during the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease is primarily attributable to a reduction in internal and external labor costs devoted to research and development projects. A significant portion of the Company's research and development expenses during 2001 related to the development of the Roommate version of the OCX video platform that was launched in November 2001.

Selling, General and Administrative

        Selling, general and administrative expense decreased $1,486,000 or 22.7% and $3,166,000 or 23.5% during the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease is primarily attributable to lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost savings measures. The lower 2002 costs allowed the Company to reduce the percentage of total revenue that is represented by selling, general and administrative expense from 10.3% and 10.7% during the first three and six months ended June 30, 2001, respectively, to 8.3% and 8.7% during the corresponding periods in 2002.

Depreciation and Amortization

        Depreciation and amortization expense remained relatively flat during the three months ended June 30, 2002, as compared to the corresponding period in 2001, and decreased $1,258,000 or 3.0% during the six months ended June 30, 2002, as compared to the corresponding period in 2001. Such changes in depreciation and amortization are the result of the net effect of (i) the Company's adoption of Statement 142, which, as further described in note 2 to the accompanying condensed consolidated financial statements, required the Company to cease recording goodwill amortization effective January 1, 2002; and (ii) an increase in depreciation expense resulting from additional capital expenditures.

Impairment of Long-lived Assets

        The Company recorded impairment losses of $1,411,000 and $5,103,000 during the first and second quarters of 2002, respectively. The first quarter loss relates to a transaction in which certain equipment was transferred to STSN, and the second quarter loss relates to the OCE Sale. For additional information, see notes 6 and 12 to the accompanying condensed consolidated financial statements.

Relocation and Restructuring

        Relocation and restructuring expense was $8,098,000 and $11,445,000 for the three and six months ended June 30, 2001, respectively. This item includes costs related to the relocation of the Company's headquarters from San Jose, California to Denver, Colorado, and severance costs related to a May 2001 corporate restructuring plan. The costs attributable to the relocation include severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001. For additional information see note 9 to the accompanying condensed consolidated financial statements.

Interest Expense

        Interest expense decreased $2,029,000 or 37.2% and $3,770,000 or 34.9% during the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease in interest expense is attributable to a decrease in the weighted average interest rate on borrowings under the Revolving Credit Facility that was only partially offset by an increase in weighted average borrowings.

Impairment of Cost Investment

        During the second quarter of 2001, the Company recorded a $1,100,000 charge to write-off the remaining carrying value of its cost investment in STS HotelNet, Inc.

Loss on Settlement of Litigation

        The loss on settlement of litigation of $3,700,000 during the six months ended June 30, 2001 relates to the settlement of the litigation with e-ROOM. For additional information, see note 6 to the accompanying condensed consolidated financial statements.

Provision for Income Taxes

        The Company recognized income tax expense of $337,000 and $380,000 during the three and six months ended June 30, 2002, respectively, compared to $25,000 and $55,000 for the corresponding periods in 2001. The income tax provisions recorded in the three and six month periods ended June 30, 2002 and 2001 represent taxes on income in certain foreign, state and local jurisdictions. The Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset recorded income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at June 30, 2002 and 2001.

Net Loss

        As a result of the factors described above, the Company's net loss decreased from $19,959,000 and $39,124,000 during the three and six months of ended June 30, 2001 to $12,197,000 and $22,210,000 during the corresponding periods of 2002. The Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures. Over time, the Company intends to increase revenue by: (i) increasing the average revenue per room derived from existing video services, through improved pricing terms and/or increased buy rates; (ii) increasing the number of rooms in which its video games, Internet services, short video products and digital music are offered; and (iii) increasing the total number of hotels and rooms that offer the Company's services. The Company took steps to reduce its cost structure in 2001 and will continue to focus on all opportunities to reduce or control its cost structure in future periods. The Company's cost control efforts include ongoing evaluations of optimum staffing levels and opportunities for greater efficiencies, and renegotiations of contracts with content providers and other vendors where appropriate. In addition, the Company is focusing on increasing the efficiency of its capital expenditures in order to improve the return on its invested assets and reduce expenses. To this end, the Company is focusing on financial, operational and technological opportunities that would lead to reductions in the costs of installing and maintaining the Company's video systems. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results. Furthermore, the Company's ability to increase its revenue is highly dependent on corresponding improvements in hotel occupancy rates, and no assurance can be given that the Company will be able to significantly increase its revenue base. To the extent that changes in hotel occupancy rates impact the Company's revenue base, the Company will not experience proportionate changes in its expenses since many of the Company's expenses do not vary with hotel occupancy rates.

Material Changes in Financial Condition

        During the six months ended June 30, 2002, the Company used $29,104,000 of cash provided by operating activities and $1,653,000 of cash provided by financing activities to fund the $28,617,000 required for its investing activities. The Company's investing activities included $26,018,000 of capital expenditures and $2,599,000 of funding provided to investees. For additional information, see the accompanying condensed consolidated statements of cash flows.

        The Company's Revolving Credit Facility, as amended, provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants. During the six months ended June 30, 2002, the Company's net borrowings under the Revolving Credit Facility aggregated $2,000,000. The Company had $9,367,000 of remaining availability under the Revolving Credit Facility at June 30, 2002.

        Revolving loans extended under the Revolving Credit Facility bear interest at LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (4.93% effective borrowing rate at June 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain minimum leverage and interest coverage ratios. The Company was in compliance with such covenants at June 30, 2002. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

        Although the Company expects to be in compliance with the covenants of the Revolving Credit Facility through December 31, 2002, the Company currently believes that it will not be in compliance with the leverage ratio covenant as of March 31, 2003 as a result of certain changes to such covenant that take effect for periods ending subsequent to 2002. The Company intends to seek an amendment to the Revolving Credit Facility that would allow the Company to maintain compliance with this covenant. Although no assurance can be given, the Company believes that it will be successful in obtaining such an amendment on acceptable terms to the Company. In the event the Company is unable to obtain an acceptable amendment to the Revolving Credit Facility, the Company would seek to refinance the Revolving Credit Facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to the Company.

        During 2001, the Company issued to Ascent Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share ("Series D Preferred Stock") in exchange for aggregate net cash proceeds of $84,926,000. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions, Ascent could require the Company to redeem such mandatorily redeemable preferred stock. Although no assurance can be given, the Company does not anticipate that any such redemption will be required for the foreseeable future. Accumulated and unpaid dividends on the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $8,443,000 at June 30, 2002. Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance. The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

        During the six months ended June 30, 2002, the Company purchased $2,599,000 of certain preferred stock from STSN.

        Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during 2002, the Company intends to reduce its reliance on external financing by reducing expenses, increasing revenue per equipped room, and by more effectively managing capital expenditures. Assuming the Company is successful in meeting its revenue targets, reducing expenses and more effectively managing capital expenditures, the Company expects that it will be able to rely on cash provided by operations, existing availability under its Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements. The Company's revenue targets for 2002 are based in part on the assumption that the overall hotel occupancy rate for 2002 will be consistent with the 2001 rate. Through June 30, 2002, the Company's actual revenue is approximately 2.7% behind the targeted amount due in large part to decreases in occupancy rates. Although the Company expects to derive increased revenue per equipped room as a result of ongoing system upgrades, no assurance can be given that the Company will meet its revenue targets if occupancy rates do not improve. Nevertheless, the Company expects to compensate for any revenue shortfall by reducing expenses and managing its capital expenditures. Accordingly, although no assurance can be given, the Company continues to believe that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements. Notwithstanding the foregoing, the Company anticipates that it will require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements, or (ii) refinance the Revolving Credit Facility, if necessary. No assurance can be given that the Company will be successful in reducing its reliance on external financing during the balance of 2002, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company.

Quantitative And Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Revolving Credit Facility generally bear an interest rate that is variable and based on LIBOR and on certain operating ratios of the Company. At June 30, 2002, the Company had $265,633,000 outstanding borrowings under the Revolving Credit Facility and the effective borrowing rate on the Revolving Credit Facility was 4.93%. Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at June 30, 2002 would increase (or decrease) the Company's annual interest expense and cash outflow by approximately $2,656,000.

        On Command transacts business in various foreign currencies, including Canada and Mexico and to a lesser extent, Spain. On Command believes the risks of foreign exchange rate fluctuations on its present operations are not material to On Command's overall financial condition. However, On Command will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)
Exhibits

Exhibit Number		Description
3(ii	)	Bylaws of On Command Corporation, as amended and restated on May 9, 2002.
10.1		On Command Corporation 2002 Executive Severance Pay Plan, effective May 1, 2002.
10.2		Amendment to Amended and Restated 1997 Non-Employee Directors Stock Plan, effective May 9, 2002.
10.3		Amendment to On Command Corporation 2001 Severance Pay Plan, effective May 1, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON COMMAND CORPORATION
Date: August 12, 2002	By:	/s/ BERNARD G. DVORAK Bernard G. Dvorak Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

3(ii	)	Bylaws of On Command Corporation, as amended and restated on May 9, 2002.
10.1		On Command Corporation 2002 Executive Severance Pay Plan, effective May 1, 2002.
10.2		Amendment to Amended and Restated 1997 Non-Employee Directors Stock Plan, effective May 9, 2002.
10.3		Amendment to On Command Corporation 2001 Severance Pay Plan, effective May 1, 2002.

QuickLinks

ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Balance Sheets (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Balance Sheets (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Operations (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Comprehensive Loss (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statement of Stockholders' Equity Six Months Ended June 30, 2002 (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Cash Flows (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Notes to Condensed Consolidated Financial Statements June 30, 2002 (unaudited)
  Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Material Changes in Results of Operations
  Quantitative And Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index