Form 10-Q
period 2002-09-30
ON COMMAND CORP
filed 2002-11-14
CIK 1020871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 00-21315

ON COMMAND CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	77-04535194 (I.R.S. Employer Identification No.)
4610 South Ulster Street, 6th Floor Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)
Registrant's telephone number, including area code: (720) 873-3200

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes    ☐ No

        The number of shares outstanding of the Registrant's Common Stock as of November 1, 2002 was 30,956,607 shares.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2002	December 31, 2001
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,813	$2,869
Accounts receivable, net	31,279	33,460
Other current assets	3,250	2,964

Total current assets	36,342	39,293

Property and equipment:
Video systems
In service	689,552	670,318
Construction in progress	44,244	53,754

	733,796	724,072
Support equipment, vehicles and leasehold improvements	27,541	27,148

	761,337	751,220
Accumulated depreciation	(478,485)	(442,757)

	282,852	308,463

Goodwill (note 2)	65,580	65,580
Cost investments (note 6)	9,358	6,759
Other assets, net	11,367	12,943

Total assets	$405,499	$433,038

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$22,902	$21,021
Accounts payable to parent (note 8)	2,133	711
Accrued compensation	6,455	5,492
Sales, use and property tax liabilities	5,734	5,163
Other accrued liabilities (note 9)	7,993	6,678
Current portion of debt (note 7)	915	909

Total current liabilities	46,132	39,974
Long-term debt (note 7)	259,060	264,761
Other long-term liabilities (note 9)	836	1,642

Total liabilities	306,028	306,377

Minority interest in consolidated subsidiary (note 5)	324	117

Redeemable securities:
Mandatorily redeemable preferred stock	95,569	89,185
Common stock subject to repurchase obligation (note 6)	4,125	4,125

Total redeemable securities	99,694	93,310

Stockholders' equity (deficit):
Preferred stock, $.01 par value; shares authorized—10,000,000; shares issued and outstanding—98,500 in 2002 and 2001	—	—
Common stock, $.01 par value; shares authorized—150,000,000; shares issued and outstanding—30,941,269 in 2002 and 30,884,459 in 2001	309	309
Additional paid-in-capital	299,367	304,429
Accumulated other comprehensive loss	(4,263)	(5,115)
Accumulated deficit	(271,504)	(243,170)
Note receivable from stockholder (note 8)	(24,456)	(23,219)

Total stockholders' equity (deficit)	(547)	33,234

Commitments and contingencies (notes 7, 10 and 11)
Total liabilities and stockholders' equity (deficit)	$405,499	$433,038

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in thousands, except per share amounts)
Revenue:
Room revenue	$58,009	$55,342	$171,393	$175,359
Video system and equipment sales and other	2,781	2,980	7,779	8,516

Total revenue	60,790	58,322	179,172	183,875

Direct costs of revenue:
Content fees, commissions and other in-room services	28,901	28,037	85,874	85,841
Video system, equipment and other costs	1,427	1,914	4,349	6,049

Total costs of revenue	30,328	29,951	90,223	91,890

Direct margin (exclusive of other operating expenses shown separately below)	30,462	28,371	88,949	91,985

Other operating expenses:
Operations support	6,668	7,241	20,003	24,536
Research and development	1,135	1,627	3,148	4,667
Selling, general and administrative (note 8)	5,615	4,550	15,914	18,326
Depreciation and amortization	19,276	20,697	59,277	61,956
Asset impairments and other charges (notes 5 and 6)	684	137	7,925	422
Relocation and restructuring (note 9)	—	1,824	—	13,269

Total other operating expenses	33,378	36,076	106,267	123,176

Loss from operations	(2,916)	(7,705)	(17,318)	(31,191)
Interest expense	(3,535)	(4,506)	(10,569)	(15,310)
Impairment of cost investment (note 6)	—	—	—	(1,100)
Loss on settlement of litigation (note 6)	—	—	—	(3,700)
Other income (expense)	313	(75)	(81)	(54)

Loss before income taxes	(6,138)	(12,286)	(27,968)	(51,355)
Income tax benefit (expense)	14	(184)	(366)	(239)

Net loss	(6,124)	(12,470)	(28,334)	(51,594)
Dividends on mandatorily redeemable preferred stock	(2,200)	(1,251)	(6,384)	(2,287)

Net loss attributable to common stockholders	$(8,324)	$(13,721)	$(34,718)	$(53,881)

Basic and diluted net loss per common share (note 3)	$(0.27)	$(0.44)	$(1.12)	$(1.75)

Basic and diluted weighted average number of common shares outstanding	30,925	30,855	30,908	30,770

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in thousands)
Net loss	$(6,124)	$(12,470)	$(28,334)	$(51,594)
Foreign currency translation adjustment, net of tax	(1,453)	(1,232)	(78)	(1,958)
Reclassification adjustment for translation losses included in net loss (note 5)	930	—	930	—

Comprehensive loss	$(6,647)	$(13,702)	$(27,482)	$(53,552)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2002
(unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Note receivable from stockholder	Total stockholders' equity (deficit)
	(amounts in thousands)
Balance at December 31, 2001	$—	$309	$304,429	$(5,115)	$(243,170)	$(23,219)	$33,234
Net loss	—	—	—	—	(28,334)	—	(28,334)
Other comprehensive income	—	—	—	852	—	—	852
Issuance of common stock for employee stock purchase plan	—	—	85	—	—	—	85
Interest on stockholder note	—	—	1,237	—	—	(1,237)	—
Accretion of dividends on mandatorily redeemable preferred stock	—	—	(6,384)	—	—	—	(6,384)

Balance at September 30, 2002	$—	$309	$299,367	$(4,263)	$(271,504)	$(24,456)	$(547)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(amounts in thousands) (note 4)
Cash flows from operating activities:
Net loss	$(28,334)	$(51,594)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	59,277	61,956
Amortization of debt issuance costs	873	433
Restructuring charges	—	2,212
Payments of restructuring costs	(829)	(1,927)
Asset impairments and other changes	7,925	422
Impairment of cost investment	—	1,100
Loss on settlement of litigation	—	3,700
Other non-cash items	207	(82)
Changes in assets and liabilities:
Accounts receivable	1,739	(1,483)
Other assets	(225)	(2,017)
Accounts payable	1,640	(15,535)
Accounts payable to parent	1,422	570
Accrued compensation	1,039	(1,437)
Sales, use and property tax liabilities	563	(604)
Other accrued liabilities	2,153	(1,336)

Net cash provided (used) by operating activities	47,450	(5,622)

Cash flows from investing activities:
Capital expenditures	(41,444)	(72,870)
Cost investments	(2,599)	(15,992)
Cash proceeds from depositions, net of cash transferred	1,135	—

Net cash used in investing activities	(42,908)	(88,862)

Cash flows from financing activities:
Borrowings of debt	7,000	59,388
Repayments of debt	(12,666)	(31,585)
Proceeds from issuance of common and preferred stock	85	65,048

Net cash provided (used) by financing activities	(5,581)	92,851

Effect of exchange rate changes on cash	(17)	61

Net decrease in cash and cash equivalents	(1,056)	(1,572)
Cash and cash equivalents, beginning of period	2,869	3,569

Cash and cash equivalents, end of period	$1,813	$1,997

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Notes to Condensed Financial Statements

September 30, 2002
(unaudited)

(1)
Basis Of Presentation

        On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. ("Ascent"). Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, "On Command" or the "Company"). On March 28, 2000, Liberty Media Corporation ("Liberty") closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. The portion of Liberty's cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying condensed consolidated financial statements of the Company due to the fact that a significant percentage of the Company's common stock ("Company Common Stock") is owned by stockholders other than Liberty. In April 2002, Liberty Satellite & Technology, Inc., a majority-owned subsidiary of Liberty, acquired 100% of the common equity of Ascent. At September 30, 2002, Liberty, through its subsidiaries, owned approximately 63% of the outstanding Company Common Stock.

        The Company develops, assembles, installs and operates proprietary video systems. The Company's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides, under long-term contracts, in-room viewing of select cable and satellite channels and other interactive services to hotels and businesses. These interactive services include video games, Internet offerings, digital music and various hotel and guest services. At September 30, 2002, the Company had operating subsidiaries or branches in the United States, Canada, Mexico, Argentina, Spain and Portugal. All significant inter-company accounts and transactions have been eliminated in consolidation.

        These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 2002, as well as the results of its operations for the three and nine months ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Significant estimates include the allowance for doubtful accounts receivable, property and equipment impairments, the estimated useful lives of property and equipment and intangible assets, and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

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

        The Company adopted the provisions of Statement 141 upon issuance, and adopted Statement 142 effective January 1, 2002. Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In connection with Statement 142's transitional goodwill impairment evaluation, the Company was also required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. No impairment losses were required to be recognized under Statement 142 at the date of adoption. Adjusted net loss attributable to common stockholders and pro forma loss per common share for the three and nine months ended September 30, 2001, exclusive of amortization expense related to goodwill are as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss attributable to common stockholders, as reported	$(13,721)	$(53,881)
Amortization of goodwill	1,146	3,378

Net loss attributable to common stockholders, as adjusted	$(12,575)	$(50,503)

Basic and diluted loss per common share, as reported	$(0.44)	$(1.75)
Amortization of goodwill	0.04	0.11

Pro forma basic and diluted loss per common share, as adjusted	$(0.40)	$(1.64)

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

        The loss per common share for the three and nine months ended September 30, 2002 and 2001 is based on 30,925,000 and 30,855,000 weighted average shares outstanding during the respective three-month periods and 30,908,000 and 30,770,000 weighted average shares outstanding during the respective nine-month periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. At September 30, 2002, the number of potential dilutive common shares was approximately 20,197,000. Such potential dilutive common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities. The foregoing potential dilutive common share amount does not take into account any shares that might be repurchased by the Company upon the exercise of stock options.

(4)
Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $9,279,000 and $15,046,000 during the nine months ended September 30, 2002 and 2001, respectively. Cash paid for income taxes was not significant during these periods. For descriptions of certain non-cash investing and financing activities, see notes 5 and 6.

(5)
Acquisitions and Dispositions

        On July 18, 2002, the Company consummated the sale (the "OCE Sale") of its 70.0% majority shareholdings in On Command Europe Limited ("OCE") to Techlive Limited ("Techlive"), the owner of the remaining 30.0% interest in OCE. Proceeds from the sale aggregated $2,550,000. Such proceeds do not reflect any reduction for OCE's cash balances $1,415,000 that were transferred to Techlive as a part of the OCE Sale. In connection with the consummation of the OCE Sale, On Command recorded a $5,103,000 impairment loss during the second quarter of 2002 to reduce the carrying value of OCE's long-lived assets to the fair value indicated by the OCE Sale. During the third quarter of 2002, OCE's remaining net assets, including a $930,000 cumulative foreign currency translation loss, were written off against the net proceeds received, resulting in no material impact to the Company's net loss for the period.

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

        On February 28, 2001, the Company acquired a controlling interest in the common stock of Hotel Digital Network, Inc. (d/b/a Instant Media Network) ("Instant Media Network") in exchange for (i) the conversion of the amounts due under a note receivable from Instant Media Network of $1,445,000; (ii) a commitment to provide approximately $2,400,000 of additional funding; and (iii) $226,000 of cash. Through September 30, 2002, the Company had satisfied $1,404,000 of its funding commitment. Instant Media Network provides in-room music content to hotels through the Company and other in-room entertainment providers. The Company accounted for the acquisition of Instant Media Network using the purchase method of accounting. Accordingly the excess of the purchase price over the fair value of the identifiable net assets of Instant Media Network has been allocated to goodwill. If the Instant Media Network acquisition had occurred on January 1, 2001, the Company's results of operations and comprehensive loss would not have been materially different from the Company's historical results of operations and comprehensive loss for the nine months ended September 30, 2001. At September 30, 2002, the Company owned approximately 8.5 million of Instant Media Network's common shares, representing 80% of Instant Media Network's outstanding common stock and voting securities on a fully diluted basis.

(6)
Cost Investments

        The Company's cost investments are summarized as follows (amounts in thousands):

	September 30, 2002	December 31, 2001
STSN, Inc. ("STSN")(a)	$6,060	$3,461
e-ROOM CORPORATION ("e-ROOM") (formerly known as MagiNet Corporation)(b)	3,298	3,298

	$9,358	$6,759

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

  During the first quarter of 2002, the Company transferred certain equipment and related contracts to STSN. In connection with this transfer, STSN agreed to make quarterly royalty payments to the Company through February 2009 equal to 20% of the net operating margin derived by STSN from such equipment and contracts. For purposes of these royalty payments, net operating margin is defined as gross revenue less all direct costs. Due to the uncertainty involved in estimating these royalty payments, the Company recorded an impairment loss on this transaction equal to the $1,411,000 carrying value of the contributed equipment. The royalty payments from STSN are recognized as revenue when received by the Company. During the first six months of 2002, royalty payments received from STSN were not significant.

  Subsequent to September 30, 2002, STSN informed the Company that additional financing would be required during the first quarter of 2003 due to revisions to STSN's business plan. As a result, the Company's ownership interest in STSN will be diluted if the Company does not participate in such additional financing. Based on the foregoing developments, the Company will reevaluate the carrying value of its investment in STSN during the fourth quarter of 2002.

(b)
During the first quarter of 2001, the Company completed a transaction that resulted in the Company's acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, the Company (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred the Company's intercompany receivables from such subsidiaries to e-ROOM; (ii) issued 275,000 shares of Company Common Stock to e-ROOM; and (iii) paid $1,000,000 to e-ROOM. The Company also agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the Company Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of Company Common Stock held by e-ROOM are freely tradable during such period. Due to the existence of this repurchase obligation, the Company valued the Company Common Stock issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by the Company has been reflected as loss on settlement of litigation in the accompanying condensed consolidated statements of operations. The Company's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of

  $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of the Company's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, the Company recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

  During the second quarter of 2001, the Company recorded a $1,100,000 charge to write-off the remaining carrying value of its cost investment in STS HotelNet, Inc.

(7)
Debt

        Debt is summarized as follows (amounts in thousands):

	September 30, 2002	December 31, 2001
Revolving Credit Facility(a)	$258,633	$263,633
Capital lease obligations	1,342	2,037

	259,975	265,670
Less current portion	(915)	(909)

	$259,060	$264,761

(a)
The Company's revolving credit facility, as amended, (the "Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company had $16,367,000 of remaining availability under the Revolving Credit Facility at September 30, 2002. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants.

  Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (4.32% effective borrowing rate at September 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain leverage and interest coverage ratios. The Company was in compliance with such covenants at September 30, 2002. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

  At September 30, 2002, the maximum leverage ratio permitted under the Revolving Credit Facility was 4.50, and the Company's actual leverage ratio was 4.07. The maximum leverage ratio permitted under the Revolving Credit Facility at December 31, 2002 and March 31, 2003 is 4.25 and 3.50, respectively. Although the Company anticipates that it will be in compliance with the leverage ratio covenant at December 31, 2002, the Company currently believes that it will not be in compliance with such covenant at March 31, 2003. The Company is seeking an amendment to the Revolving Credit facility that would allow the Company to maintain compliance with this covenant. Although no assurance can be given, the Company believes that it will be successful in obtaining such an amendment on acceptable terms to the Company. In the event the Company is unable to obtain an acceptable amendment to the Revolving Credit facility, the Company would seek to refinance the Revolving Credit facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to the Company or at all.

(8)
Related Party Transactions

        Subsequent to Liberty's acquisition of Ascent in March of 2000, Liberty and Ascent have allocated certain general and administrative expenses (including portions of the salaries of certain employees) to the Company. Although there are no written agreements with Liberty and Ascent for these allocations, the Company believes the amounts to be reasonable. Allocations from Liberty and Ascent aggregated $93,000 and $75,000 during the nine months ended September 30, 2002 and 2001, respectively, and such amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. In addition, the Company reimburses Liberty for certain expenses paid by Liberty on behalf of the Company. Amounts owed to Liberty and Ascent pursuant to these arrangements ($2,133,000 at September 30, 2002) are non-interest bearing.

        The Company had made arrangements for the use of an airplane owned by a limited liability company of which the Company's former Chairman of the Board and Chief Executive Officer is the sole member. When that airplane was used for purposes related to the conduct of the Company's business, the Company reimbursed the limited liability company for such use at market rates. The aggregate amount paid for this service during the nine months ended September 30, 2001 was approximately $190,000. This arrangement was terminated in June 2001.

        On August 8, 2000, the Company issued 13,500 shares of the Company's Series A, $.01 Par Value Convertible Participating Preferred Stock ("Series A Preferred Stock"), to the former Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer's personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon. The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

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

(9)
Relocation and Restructuring Costs

        During 2001, the Company completed the process of relocating its headquarter operations from San Jose, California to Denver, Colorado. During the three and nine months ended September 30, 2001, $1,824,000 and $11,057,000, respectively of relocation expenses were recognized and recorded. The relocation expenses included severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs.

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

        At September 30, 2002, the remaining liability related to the May 2001 restructuring plan was approximately $258,000, and the liability related to the vacated premises in San Jose, California was $1,831,000. The liability related to the vacated premises in San Jose, California is payable through June 2004.

(10)
Significant Customers

        During the first nine months of 2002, hotels owned, managed or franchised by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton") and Six Continents Hotels, Inc. ("Six Continents") accounted for 29.9%, 15.9% and 10.9%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain.

        In October 2000, Hilton announced that it would not be renewing its master contract with the Company. In addition, the Company's master contract with Promus Hotel Corporation ("Promus"), a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At September 30, 2002, the Company provided service to approximately 128,700 rooms in 543 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through September 30, 2002, the Company's contracts with 64 of the aforementioned 543 hotels (16,500 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company's individual contracts with the remaining 479 Hilton or Promus hotels (112,200 rooms) expire at various dates through 2010, with the majority expiring by 2005. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

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

  •
  The risk of potentially changing attitudes and community standards regarding the Company's adult content;

  •
  Uncertainties inherent in new business strategies such as the Company's recent efforts to expand its target market to include smaller hotels;

  •
  Competitive threats posed by rapid technological changes;

  •
  The development and provision of new platforms, such as the MiniMate platform, and customer acceptance, usage rates, and profitability of such platforms.

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

  •
  The ability of On Command to obtain an amendment to the Revolving Credit Facility that will allow the Company to maintain compliance with the covenants contained therein;

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

Cash Flow Data

        Selected cash flow data for the nine months ended September 30, 2002 and 2001 are set forth below (dollar amounts in thousands):

	Nine Months Ended September 30, 2002	% Of Total Revenue	Nine Months Ended September 30, 2001	% Of Total Revenue
Operating Cash Flow Data:
Revenue	$179,172	100.0%	$183,875	100.0%
Direct costs of revenue	(90,223)	(50.4)	(91,890)	(50.0)
Other operating expenses (exclusive of depreciation and amortization, asset impairments and other charges, and relocation and restructuring expense)	(39,065)	(21.8)%	(47,529)	(25.8)

Operating cash flow(1)	$49,884	27.8%	$44,456	24.2%

Consolidated Cash Flow Statement Data(2):
Net cash flow provided by (used in):
Operating activities	$47,450		$(5,622)
Investing activities	$(42,908)		$(88,862)
Financing activities	$(5,581)		$92,851

(1)
Operating cash flow represents loss from operations before depreciation and amortization, asset impairments and other charges, and relocation and restructuring expense. The most significant differences between operating cash flow, as defined by the Company, and cash provided from operations, as determined in accordance with generally accepted accounting principles, are that changes in working capital and interest expense are not included in the calculation of operating cash flow. Operating cash flow is presented because it is used by management to assess performance, and because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies. In addition, management believes operating cash flow provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's investing activities. Operating cash flow is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. Operating cash flow has not been presented as an alternative to operating income or cash flows from operating activities, or as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States of America. The Company's definition of operating cash flow may differ from cash flow measurements provided by other public companies.

(2)
For additional information, see the accompanying condensed consolidated statements of cash flows.

Material Changes in Results of Operations

Revenue

        Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company. Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short video products and digital music. The Company also earns revenue from the sale of video systems to third parties and the sale of video equipment to hotels. The Company's total revenue during the three and nine months ended September 30, 2002 was $60,790,000 and $179,172,000 respectively as compared to $58,322,000 and $183,875,000 for the corresponding periods in 2001.

        Room revenue increased $2,667,000 or 4.8% during the three months ended September 30, 2002 and decreased $3,966,000 or 2.3% during the nine months ended September 30, 2002, as compared to the corresponding prior year periods. The increase in room revenue during the three-month period is attributable to the net effect of (i) increases attributable to higher average rates for certain pay-per-view products; (ii) increases in revenue from short videos and other new products; and (iii) a lower volume of pay-per-view buys. During the nine-month period, the lower volume of pay-per-view buys more than offset the increases associated with the higher rates and new products. The Company believes that most of the decrease in pay-per-view buys is attributable to a decline in occupancy rates, as further discussed below. A 3.3% reduction in the average number of rooms served by the Company during the nine months ended September 30, 2002 also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by the Company is attributable to (i) the disposition of certain hotel rooms to Techlive and e-ROOM (as further described in notes 5 and 6 to the accompanying condensed consolidated financial statements); (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels.

        Overall hotel occupancy rates declined 3.2% during the nine months ended September 30, 2002, as compared to the corresponding prior year period. In addition, occupancy rates for hotels in the top 25 markets declined 5.9% over the same period. Since the Company derives a significant portion of its revenue from hotels located in the top 25 markets, the Company believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on the Company's business. Hotel occupancy rates are outside of the Company's control, and changes in hotel occupancy rates can have a significant impact on the Company's results of operations.

        During the nine months ended September 30, 2002, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 29.9%, 15.9% and 10.9%, respectively, of the Company's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of the Company's contracts with hotels owned by a hotel chain are sometimes different than those of the Company's contracts with hotels that are managed or franchised by the same hotel chain.

        In October 2000, Hilton announced that it would not be renewing its master contract with the Company. In addition, the Company's master contract with Promus, a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At September 30, 2002, the Company provided service to approximately 128,700 rooms in 543 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through September 30, 2002, the Company's contracts with 64 of the aforementioned 543 hotels (16,500 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company's individual contracts with the remaining 479 Hilton or Promus hotels (112,200 rooms) expire at various dates through 2010, with the majority expiring by 2005. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

        Video system and equipment and other revenue decreased $199,000 or 6.7% and $737,000 or 8.7% during the three and nine months ended September 30, 2002, respectively, compared to the corresponding prior year periods. Such decreases are primarily attributable to the net effect of (i) a decrease in sales of the Company's video systems, (ii) an increase in sales of the Company's music systems, (iii) a one-time $700,000 reduction of revenue during the first quarter of 2001 attributable to the impact of a sales return, net of the associated restocking fee, and (iv) a decrease in pre-wire installations. Music system sales aggregated $870,000 and $1,667,000 during the three and nine months ended September 30, 2002, respectively. Music systems are sold through the Company's majority-owned subsidiary, Instant Media Network.

Direct Costs

        Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with the Company's Internet product, and costs associated with video and music systems sold to other providers.

        Content fees, commissions and other in-room service costs increased $864,000 or 3.1% during the three months ended September 30, 2002, as compared to the corresponding prior year period. Such increase represents the net effect of (i) increases attributable to higher guest programming costs, hotel commissions, license fee royalties and video duplication and distribution costs; (ii) decreases attributable to the third quarter 2002 reversal of $1,618,000 of accruals deemed no longer needed for their originally intended purpose; and (iii) decreases attributable to reductions in Internet direct costs. The increases in guest programming costs are the result of higher rates from program suppliers, and an increase in the number of rooms with upgraded video systems that provide for a greater number of programming alternatives. The increase in hotel commissions and license fee royalties is largely attributable to increases in corresponding revenue amounts during the three-month 2002 period.

        Content fees, commissions and other in-room service costs remained relatively constant during the nine-month 2002 and 2001 periods due to the net effect of (i) increases attributable to higher guest programming costs and hotel commissions; (ii) decreases attributable to lower license fee royalties, video duplication and distribution costs, and Internet direct costs; and (iii) decreases attributable to the reversal of accruals (as described above). The decrease in license fee royalties is primarily attributable to a lower volume of feature film buys. Hotel commissions, as a percentage of total room revenue, increased slightly during the nine-month 2002 period. In the aggregate, content fees, commissions and other in-room service costs represented 50.1% and 49.0% of total room revenue during the nine months ended September 30, 2002 and 2001, respectively. Certain of the Company's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

        Video system, equipment and other costs decreased $487,000 or 25.4% and $1,700,000 or 28.1% during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding 2001 periods. Such decreases are primarily attributable to the net effect of (i) a decrease in sales of video systems to third parties; (ii) an increase in sales of music systems, (iii) an increase resulting from a one-time $800,000 reduction during the first quarter of 2001 attributable to a sales return; and (iv) a decrease in video system pre-wire installations.

        The Company is a party to various agreements that permit the Company to distribute movies and programming networks. No assurance can be given that the cost of such movies and programming networks will not increase in future periods as contracts expire and renewals are negotiated. Certain of the Company's contracts with hotel customers limit the amount of any cost increases that can be passed on to such hotel customers. Any cost increases that the Company is not able to pass on to its customers would result in increased pressure on the Company's operating margins.

Operations Support

        Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment. Operations support expense decreased $573,000 or 7.9% and $4,533,000 or 18.5% during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease is primarily attributable to lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost saving measures, as well as a decrease in the number of rooms served by the Company during 2002, as compared to 2001.

Research and Development

        Research and development expense decreased $492,000 or 30.2% and $1,519,000 or 32.5% during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease is primarily attributable to a reduction in internal and external labor costs devoted to research and development projects. A significant portion of the Company's research and development expenses during 2001 related to the development of the Roommate version of the OCX video platform that was launched in November 2001. During 2002, research and development expenses were related to smaller projects that are intended to enhance current platforms.

Selling, General and Administrative

        Selling, general and administrative expense increased $1,065,000 or 23.4% during the three months ended September 30, 2002 and decreased $2,412,000 or 13.2% during the nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. Such changes represent the net effect of (i) reductions in labor and overhead costs attributable to a May 2001 corporate restructuring and other cost saving measures; and (ii) additional labor costs associated with an employee incentive plan that was initiated in 2002. During the three-month period, increases associated with the new incentive plan, higher bad debt expense and certain other individually insignificant items more than offset the cost reductions attributable to the May 2001 restructuring plan. The percentage of total revenue that is represented by selling, general and administrative expense was 8.9% and 10.0% during the nine months ended September 30, 2002 and 2001, respectively.

Depreciation and Amortization

        Depreciation and amortization expense decreased $1,421,000 or 6.9% and $2,679,000 or 4.3% during the three and nine months ended September 30, 2002, as compared to the corresponding periods in 2001. Such decreases in depreciation and amortization are primarily the result of the Company's adoption of Statement 142, which, as further described in note 2 to the accompanying condensed consolidated financial statements, required the Company to cease recording goodwill amortization effective January 1, 2002. Depreciation remained relatively constant during the 2002 and 2001 periods as reductions to the Company's depreciable asset base attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions (as further described in notes 5 and 6 to the accompanying condensed consolidated financial statements) were largely offset by increases attributable to capital expenditures.

Asset Impairment and Other Charges

        The Company recorded impairment charges of $6,514,000 during the nine months ended September 30, 2002, including a loss of $5,103,000 relating to the OCE sale, and a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN. For a description of such transactions, see notes 5 and 6 to the accompanying condensed consolidated financial statements. The Company also recorded other charges aggregating $1,411,000 and $422,000 during the nine months ended September 30, 2002 and 2001, respectively. Such charges are comprised of amounts related to obsolete materials and equipment, and losses on various asset dispositions.

Relocation and Restructuring

        Relocation and restructuring expense was $1,824,000 and $13,269,000 for the three and nine months ended September 30, 2001, respectively. This item includes costs related to the relocation of the Company's headquarters from San Jose, California to Denver, Colorado, and severance costs related to a May 2001 corporate restructuring plan. The costs attributable to the relocation include severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001. For additional information see note 9 to the accompanying condensed consolidated financial statements.

Interest Expense

        Interest expense decreased $971,000 or 21.5% and $4,741,000 or 31.0% during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease in interest expense is attributable to a lower weighted average interest rate and a decrease in weighted average borrowings outstanding under the Revolving Credit Facility.

Impairment of Cost Investment

        During the second quarter of 2001, the Company recorded a $1,100,000 charge to write-off the remaining carrying value of its cost investment in STS HotelNet, Inc.

Loss on Settlement of Litigation

        The loss on settlement of litigation of $3,700,000 during the nine months ended September 30, 2001 relates to the settlement of the litigation with e-ROOM. For additional information, see note 6 to the accompanying condensed consolidated financial statements.

Income Taxes

        The income tax benefit (expense) recorded during the three and nine months ended September 30, 2002 and 2001 represent refunds (taxes) in certain foreign, state and local jurisdictions. The Company is only able to realize income tax benefits for financial reporting purposes to the extent that the Company generates taxable income, or to the extent that tax benefits (i) represent refunds due to the Company or (ii) offset recorded income tax liabilities. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at September 30, 2002 and 2001.

Net Loss

        As a result of the factors described above, the Company's net loss decreased from $12,470,000 and $51,594,000 during the three and nine months ended September 30, 2001 to $6,124,000 and $28,334,000 during the corresponding periods of 2002. The Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures. The Company intends to increase revenue by: (i) increasing the average revenue per room derived from existing video services, through improved pricing terms and/or increased buy rates; and (ii) increasing the number of rooms in which its video games, Internet services, short video products and digital music are offered. The Company took steps to reduce its cost structure in 2001 and will continue to focus on all opportunities to reduce or control its cost structure in future periods. The Company's cost control efforts include ongoing evaluations of optimum staffing levels and opportunities for greater efficiencies, and renegotiations of contracts with content providers and other vendors where appropriate. In addition, the Company is focusing on increasing the efficiency of its capital expenditures in order to improve the return on its invested assets and reduce expenses. To this end, the Company is focusing on, operational and technological opportunities that would lead to reductions in the costs of installing and maintaining the Company's video systems. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results. Furthermore, the Company's ability to increase its revenue is highly dependent on corresponding improvements in hotel occupancy rates, and no assurance can be given that the Company will be able to significantly increase its revenue base. To the extent that changes in hotel occupancy rates impact the Company's revenue base, the Company will not experience proportionate changes in its expenses since many of the Company's expenses do not vary with hotel occupancy rates.

Material Changes in Financial Condition

        During the nine months ended September 30, 2002, the Company used $47,450,000 of cash provided by operating activities to fund the $42,908,000 of cash required for its investing activities and the $5,581,000 required for its financing activities. The Company's investing activities included $41,444,000 of capital expenditures and $2,599,000 of funding provided to investees. The Company's financing activities included net repayments of the Revolving Credit Facility in the amount of $5,000,000. For additional information, see the accompanying condensed consolidated statements of cash flows.

        The Company's Revolving Credit Facility, as amended, provides for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company had $16,367,000 of remaining availability under the Revolving Credit Facility at September 30, 2002. The Company's ability to draw additional funds under the Revolving Credit Facility is limited by certain financial covenants.

        Revolving loans extended under the Revolving Credit Facility bear interest at LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (4.32% effective borrowing rate at September 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company's ability to pay dividends or make other distributions, and restrictions on the Company's ability to make capital expenditures. In addition, the Company is required to maintain leverage and interest coverage ratios. The Company was in compliance with such covenants at September 30, 2002. Substantially all of the Company's assets are pledged as collateral for borrowings under the Revolving Credit Facility.

        At September 30, 2002, the maximum leverage ratio permitted under the Revolving Credit Facility was 4.50, and the Company's actual leverage ratio was 4.07. The maximum leverage ratio permitted under the Revolving Credit Facility at December 31, 2002 and March 31, 2003 is 4.25 and 3.50, respectively. Although the Company anticipates that it will be in compliance with the leverage ratio covenant at December 31, 2002, the Company currently believes that it will not be in compliance with such covenant at March 31, 2003. The Company is seeking an amendment to the Revolving Credit facility that would allow the Company to maintain compliance with this covenant. Although no assurance can be given, the Company believes that it will be successful in obtaining such an amendment on acceptable terms to the Company. In the event the Company is unable to obtain an acceptable amendment to the Revolving Credit facility, the Company would seek to refinance the Revolving Credit facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to the Company or at all.

        During 2001, the Company issued to Ascent Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock") and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share ("Series D Preferred Stock") in exchange for aggregate net cash proceeds of $84,926,000. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying condensed consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions, Ascent could require the Company to redeem such mandatorily redeemable preferred stock. Although no assurance can be given, the Company does not anticipate that any such redemption will be required for the foreseeable future. Accumulated and unpaid dividends on the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $10,643,000 at September 30, 2002. Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance. The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

        In connection with a first quarter 2001 transaction, the Company agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the Company Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of Company Common Stock held by e-ROOM are freely tradable during such period.

        During the nine months ended September 30, 2002, the Company purchased $2,599,000 of certain preferred stock from STSN.

        Subsequent to September 30, 2002, STSN informed the Company that additional financing would be required during the first quarter of 2003 due to revisions to STSN's business plan. As a result, the Company's ownership interest in STSN will be diluted if the Company does not participate in such additional financing. Based on the foregoing developments, the Company will reevaluate the carrying value of its investment in STSN during the fourth quarter of 2002.

        Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during the first nine months of 2002 the Company has reduced its reliance on external financing by reducing expenses, increasing revenue per equipped room, and by more effectively managing capital expenditures. Assuming the Company continues to meet its revenue targets, reduce expenses and effectively manage capital expenditures, the Company expects that it will be able to rely on cash provided by operations, existing availability under its Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements through 2003. Through September 30, 2002, the Company's actual revenue was in line with the targeted range for the year ended December 31, 2002. The Company's revenue targets for 2003 are based in part on the assumption that occupancy rates for 2003 will be consistent with the 2002 rates. Although no significant revenue shortfall is expected in 2002 or 2003, the Company expects that it would compensate for any revenue shortfall by reducing expenses and managing its capital expenditures. Accordingly, although no assurance can be given, the Company continues to believe that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements through 2003. Notwithstanding the foregoing, the Company anticipates that it will require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the Revolving Credit Facility, if necessary (as discussed above). No assurance can be given that the Company will continue to be successful in reducing its reliance on external financing during the balance of 2002 and 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company or at all.

Quantitative And Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company's interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Revolving Credit Facility generally bear an interest rate that is variable and based on LIBOR and on certain operating ratios of the Company. At September 30, 2002, the Company had $258,633,000 outstanding borrowings under the Revolving Credit Facility and the effective borrowing rate on the Revolving Credit Facility was 4.32%. Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at September 30, 2002 would increase (or decrease) the Company's annual interest expense and cash outflow by approximately $2,586,000.

        On Command transacts business in various foreign currencies, including Canada and Mexico and to a lesser extent, Argentina, Spain, and Portugal. On Command believes the risks of foreign exchange rate fluctuations on its present operations are not material to On Command's overall financial condition. However, On Command will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer each performed an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company believes that such controls and procedures effectively ensure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed and reported. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)
Exhibits

        None

(B)
Reports on Form 8-K filed during the quarter ended September 30, 2002:

Date Filed	Items Reported	Financial Statements Filed
August 12, 2002	Item 9	None

(C)    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON COMMAND CORPORATION
Date: November 14, 2002	By:	/s/ BERNARD G. DVORAK Bernard G. Dvorak Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

CERTIFICATION

I, Christopher Sophinos, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of On Command Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CHRISTOPHER SOPHINOS Christopher Sophinos President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Bernard G. Dvorak, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of On Command Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, xsummarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ BERNARD G. DVORAK Bernard G. Dvorak Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

QuickLinks

ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Balance Sheets (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Operations (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Comprehensive Loss (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statement of Stockholders' Equity (Deficit) Nine Months Ended September 30, 2002 (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Condensed Consolidated Statements of Cash Flows (unaudited)
ON COMMAND CORPORATION (An Indirect Consolidated Subsidiary of Liberty Media Corporation) Notes to Condensed Financial Statements
September 30, 2002 (unaudited)
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
  (C) SIGNATURES
CERTIFICATION
CERTIFICATION