Form 10-K
period 2002-12-31
ON COMMAND CORP
filed 2003-03-31
CIK 1020871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 00-21315

On Command Corporation

(Exact Name of Registrant as specified in its charter)

Delaware	77-0435194
(State of Incorporation)	(IRS Employer Identification No.)

4610 South Ulster Street, 6th Floor, Denver, CO (Address of Principal Executive Offices)	80237 (Zip code)

Registrant’s telephone number, including area code:

(720) 873-3200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Series A Common Stock Purchase Warrants
Series B Common Stock Purchase Warrants

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12(b)-2 of the Securities Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the close of trading on June 28, 2002, was approximately $19,448,000.

      The number of shares outstanding of On Command Corporation’s common stock as of February 28, 2003 30,858,340 shares.

ON COMMAND CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

Page

PART I
Item 1.	Business	I-1
Item 2.	Properties	I-17
Item 3.	Legal Proceedings	I-17
Item 4.	Submission of Matters to a Vote of Security Holders	I-17
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-13
Item 8.	Financial Statements and Supplementary Data	II-13
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-13
PART III
Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-4
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-8
Item 13.	Certain Relationships and Related Transactions	III-13
Item 14.	Controls and Procedures	III-14
PART IV
Item 15.	Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K	IV-1

PART I

Item 1.	Business

General Development of Business

      On Command Corporation, together with its majority-owned subsidiaries (collectively the “Company” or “On Command”), is a leading provider (in terms of revenue and number of rooms served) of in-room entertainment and information services to hotels, motels and resorts. At December 31, 2002, the Company provided in-room entertainment services to approximately 891,000 hotel rooms. Approximately 89% of On Command’s total equipped rooms at December 31, 2002 were located in the United States, with the balance located primarily in Canada and Mexico. The majority of the Company’s domestic operations are conducted through its primary subsidiary, On Command Video Corporation. A hotel, motel or resort is collectively referred to herein as a “hotel.”

      On Command has sustained losses from operations and net losses since inception and, as of December 31, 2002, reported an accumulated deficit of approximately $285,777,000. The Company is attempting to improve its operating results by increasing revenue, reducing expenses and by more effectively managing capital expenditures. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      On Command Corporation is a Delaware corporation formed in July 1996. At all relevant times since its formation, it has been a majority-owned subsidiary of Ascent Entertainment Group, Inc. (“Ascent”). On March 28, 2000, Liberty Media Corporation (“Liberty”) closed a cash tender offer for the common stock of Ascent, and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. During 2001, (i) Ascent purchased 2,244,155 shares of the Company’s common stock (“Company Common Stock”) from the Company’s former CEO, and (ii) the Company issued to Ascent Series B Cumulative Redeemable Preferred Stock, par value $.01 per share, Series C Cumulative Redeemable Preferred Stock, par value $.01 per share and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”) in exchange for aggregate net cash proceeds of $84,926,000. The Certificate of Designation of the Series D Preferred Stock provides that, effective January 1, 2003, Ascent is entitled to vote the Series D Preferred Stock on an as-converted basis on all matters that holders of Company Common Stock are entitled to vote upon. In April 2002, Liberty Satellite & Technology, Inc. (“LSAT”), a majority-owned subsidiary of Liberty, acquired 100% of the common equity of Ascent. As of February 28, 2003, LSAT controlled approximately 74% of the outstanding Company Common Stock, and approximately 80% of the total voting power associated with the Company’s equity securities. Accordingly, LSAT currently has the voting power to control all matters requiring majority approval of On Command’s stockholders.

      Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance, or achievements of On Command, or industry results, to differ materially from future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

•	General economic and business conditions, and trends in the travel and entertainment industries;

•	Trends in hotel occupancy rates and business and leisure travel patterns, including the potential impacts that wars, terrorist activities, or other geopolitical events might have on such occupancy rates and travel patterns;

•	Uncertainties inherent in the Company’s efforts to renew or enter into agreements on acceptable terms with its significant hotel chain customers and their owned, managed and franchised hotels;

•	The Company’s ability to access quality movies, programming networks and other content on acceptable terms;

•	The regulatory and competitive environment of the industry in which On Command operates;

•	The potential impact that any negative publicity, lawsuits, or boycotts by opponents of mature-themed programming content distributed by the Company could have on the willingness of hotel industry participants to deliver such content to guests;

•	The potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit the Company’s ability to make mature-themed programming content available over its video systems;

•	Uncertainties inherent in new business strategies such as the Company’s recent efforts to expand its target market to include smaller hotels;

•	Competitive threats posed by rapid technological changes;

•	The development, provision and marketing of new platforms, such as the RoommateTM and MiniMateTM platforms, and customer acceptance, usage rates, and profitability of such platforms;

•	The development and provision of new services such as the Company’s television-based Internet service, short subject and digital music products, and customer acceptance and usage rates of such services;

•	Uncertainties inherent in the Company’s efforts to improve future operating results by increasing revenue and decreasing costs;

•	Uncertainties inherent in the Company’s efforts to more effectively manage capital expenditures;

•	Uncertainties inherent in the Company’s ability to execute planned upgrades of its video systems, including uncertainties associated with operational, economic and other factors;

•	The ability of vendors to deliver required equipment, software and services;

•	Availability of qualified personnel;

•	Competitor responses to On Command’s products and services, and the overall market acceptance of such products and services;

•	The ability of On Command to restructure or refinance its revolving credit facility;

•	The ability of the Company to secure long-term financing on terms acceptable to the Company; and

•	Other factors discussed in this Report.

      Many of the foregoing risks and uncertainties are discussed in greater detail under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and On Command expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in On Command’s expectations with regard thereto, or any other changes in events, conditions, or circumstances on which any such statement is based.

Narrative Description of Business

Industry Background

      The provision of in-room entertainment and information services to the hotel industry includes offering pay-per-view motion pictures, archived television and other short subject content, games, digital music, Internet connectivity, guest programming of select pay cable channels and an increasing array of interactive programs and information services. Pay-per-view services were introduced in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Depending on the type of system installed and the size of the hotel, guests could choose from among 12 to 85 pay-per-view programming titles as of December 31, 2002. Based on the current storage capacities of the Company’s most technologically advanced systems, and improvements in the storage capacities of those systems that are expected to occur in 2003 and future periods, the Company expects that the average number of programming titles available to guests will increase over time. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as Internet services, games, digital music, guest folio review, automatic checkout, survey completion and guest messaging. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, satellite distribution companies, telecommunications companies, laptop connectivity companies and others. See additional discussion in “Competition” below.

Operating and Growth Strategy

      On Command’s operating and growth strategy for the next several years is to increase revenue while containing, and wherever possible, reducing expenses and capital expenditures. Specifically the Company plans to increase revenue by (i) developing and, to the extent economically feasible, implementing new technologies that will enhance the Company’s ability to manage its existing products and/or allow the Company to introduce new or more technologically advanced systems or products; (ii) retaining existing hotel customers and selectively increasing the number of rooms in the Company’s traditional target market (generally hotels with 150 or more rooms); (iii) expanding the Company’s target market by marketing the MiniMateTM platform to smaller hotels (generally hotels with less than 150 rooms) and lower cost hotels; and (iv) selectively increasing prices. The Company initiated cost reduction and containment efforts in 2001, and the Company expects to continue to focus on all available opportunities to reduce or contain costs for the foreseeable future. In this regard, the Company believes vendor and customer relationships, outsourcing, and new technologies, such as the Company’s new satellite distribution system, are among the areas that will provide opportunities for cost reduction and containment during 2003 and future periods. The Company intends to contain and reduce capital expenditures by continuing its efforts to more effectively manage and deploy capital with a view towards improving the Company’s return on its capital expenditures. The Company’s ability to accomplish its operating objectives is dependent to a degree on hotel occupancy rates and other factors outside of its control. No assurance can be given that the Company will be able to significantly increase its revenue base or reduce its expenses or capital expenditures. To the extent that changes in hotel occupancy rates impact the Company’s revenue base, the Company will not experience proportionate changes in its expenses since many of the Company’s expenses do not vary with hotel occupancy rates.

Video Systems

OCX® Video System

      The OCX® video system is a multimedia platform that, in most cases, incorporates digital content storage and playback. The OCX® video system currently is capable of providing interactive multimedia menus, high-speed television-based Internet service, PlayStation® games and digital music, as well as the ability to offer more choices of higher-quality on-demand movie services, including full-length feature films and non-theatrical short videos.

      On Command has developed an updated version of the OCX® video system, marketed under the name RoommateTM. This new version expands upon the basic architecture of the OCX® video system, allowing On Command to take advantage of general cost reductions in hardware technology while preserving its investment in its Site Manager software, discussed below. The RoommateTM system, which was designed to be installed in hotels with 150 or more rooms, was launched during the fourth quarter of 2001. Due to the cost benefits and greater storage capacity associated with RoommateTM, On Command generally installs the RoommateTM system whenever a new video system is required to be installed in new and existing hotels with 150 or more rooms. The standard RoommateTM system is configured to provide on-demand pay-per-view services and digital music, with television-based Internet access and video game services also available.

      During the fourth quarter of 2002, the Company conducted field tests of MiniMateTM, a reduced scale extension of the RoommateTM video system that was designed to be economically and technologically viable for hotels with 150 rooms or less. Based on the results of the field testing, the Company has concluded that the MiniMateTM system was ready to be deployed, and the Company has commenced marketing the MiniMateTM system to smaller hotels. The standard MiniMateTM system is designed to provide on-demand pay-per-view services and digital music, with television-based Internet access service also available for an additional cost at the option of the hotel. When compared to the standard configuration of the RoommateTM system, the standard MiniMateTM system has the same capacity for the storage of programming titles, but has a smaller capacity for the simultaneous output of entertainment services. The scalable design of MiniMateTM enables On Command to add additional products and services as such products and services become economically viable.

      One version of the Company’s OCX® system utilizes an analog tape based video storage sub-system, as opposed to the digital content storage sub-system that is utilized by the majority of the OCX® systems. This video system, which the Company refers to as an OCX.i video system, represents an older system that has been upgraded on the “front end” to allow for the provision of the full range of entertainment and guest services available through the OCX® platform. The analog tape based storage sub-system of the OCX.i video system was not upgraded to the digital content storage sub-system utilized in a typical OCX® system due to economic considerations at the time of the upgrade. The analog tape based storage sub-system utilized by the OCX.i system is not compatible with the satellite distribution system that the Company began deploying in 2003. The Company is currently studying different alternatives that might allow the Company to economically convert to a compatible digital content storage sub-system in its OCX.i systems. No specific time frame for this conversion has been set. For additional information concerning the Company’s satellite distribution system, see “Content Distribution” below.

      At December 31, 2002, the OCX® video system was installed in 291,000 rooms, including 85,000 with RoommateTM systems, and 48,000 with OCX.i systems.

      The OCX® video system supports a high degree of interactivity and customization, including a multimedia user interface. Video content is provided primarily via a digital file server or, in the case of the OCX.i video system, an array of video cassette players.

      A key component of the OCX® video system is the Site Manager software application that controls the system, interfaces with the hotel billing management systems, and acts as the OCX® video system’s overall resource manager (including user session management and resource allocation).

      The OCX® video system provides enhanced multimedia applications and Internet access using a special purpose television-based Internet browser in conjunction with a wireless keyboard. The functionality and features of the Company’s browser software were significantly upgraded during 2002. On Command has also partnered with several Internet content providers to organize Internet sites that have been specifically developed for presentation via the OCX® platform. For additional information concerning the Company’s Internet service, see “Services — Internet Services” below.

      While the OCX® platform itself may be extended or upgraded to support future new product offerings, current implementations include on-demand pay-per-view services, television-based Internet access, PlayStation® video games, digital music and a rich interactive multimedia user interface. With the OCX® video system technology, each component of the platform has multiple uses. For example, the same component used for navigating graphics-intensive menus is used subsequently for accessing the Internet and sending e-mail. With the digital content storage that is included in most OCX® systems, a two-hour feature film could be replaced by four 30-minute short subject videos, unlike one-for-one replacement with videocassettes. In addition, digital content storage will allow the Company to economically implement the electronic delivery of digital content through the Company’s satellite distribution system. For additional information concerning the Company’s satellite distribution system, see “Content Distribution” below.

      The Company is continually upgrading its video systems with the overall objective of maximizing revenue, while minimizing expenses and capital expenditures. During 2002, the Company upgraded 26,000 OCX® rooms to allow for the digital provision, where applicable, of music and a 24-hour mature-themed motion picture product, and to provide a full-motion video and audio promotional screen. The Company plans to install similar upgrades in an estimated 116,000 OCX® rooms during 2003. During 2003, the Company also plans to upgrade all of its OCX® systems that utilize digital content storage sub-systems (approximately 243,000 rooms at December 31, 2002) to facilitate the electronic delivery of digital content through the Company’s satellite distribution system. Wherever possible, the Company will install both of the above-described OCX® upgrades contemporaneously.

      During 2003, the Company also plans to deploy a new graphical interface that will provide for an enhanced menu in all of its OCX® systems that use a digital content storage sub-system. This new menu is expected to increase revenue by expanding the entertainment options available to the guest, improving product presentation, and facilitating guest navigation of the on-screen menu.

OCV® Video System

      The On Command video system (the “OCV® or Blue Box® video system”) is the Company’s original platform, and the predecessor to the OCX® video system. At December 31, 2002, the OCV® video system was installed in approximately 562,000 rooms. The OCV® video system was patented by On Command in 1992, and consists of a microprocessor controlling the television in each room, a hand-held remote control, and a central “head-end” video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of the OCV® video system’s proprietary video switching technology. Movie starts are automatically controlled by the system computer. The system computer also records the purchase by a guest of any title and reports billing data for manual or automated entry into the hotel’s property management system, which system posts the charge to the guest’s bill.

      Manual functions of the OCV® video system equipment are limited to changing videocassettes once per month and are all handled by On Command’s service personnel, who also update the system’s movie titles screens. The OCV® video system’s information system is capable of generating regular reports of guests’ entertainment selections, permitting the OCV® video system to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. The OCV® video system provides more copies of the most popular programming to hotels. The OCV® video system includes a computerized in-room on-screen menu that offers guests a list of only those movie selections available to the guest at that time rather than all of the titles currently playing at the hotel. This minimizes the possibility of a guest being disappointed when the guest’s selection is not available. The high-speed, two-way digital communications capability of the OCV® video system enables On Command to provide advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The OCV® video system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

      The analog tape based storage sub-system utilized by the OCV® system is not compatible with the satellite distribution system that the Company began deploying in 2003. As a result, the Company is currently studying different alternatives that might allow the Company to economically convert to a compatible digital content storage sub-system in its OCV® systems. No specific timeframe for this conversion has been set.

      As discussed above under “Video Systems — OCX® System,” the Company is continually upgrading its video systems with the overall objective of maximizing revenue, while minimizing expenses and capital expenditures. During 2002, the Company upgraded approximately 61,000 OCV® rooms to allow for the digital provision of music, a 24-hour mature-themed motion picture product, and a full-motion video and audio promotional screen. The Company plans to install similar upgrades in an estimated 78,000 OCV® rooms during 2003. The Company’s experience has been that the installation of this upgrade typically results in increases in room revenue.

Other Video Systems

      The SpectraVision® video system, which provides in-room entertainment on a rolling schedule basis, and in some upgraded variations, on an on-demand basis, remained in approximately 30,000 rooms at December 31, 2002. The SpectraVision® video system generally offers fewer movie choices than the OCX® or OCV® video systems. The Video Now video system, which provides in-room entertainment on an on-demand basis, remained in approximately 8,000 rooms at December 31, 2002. Both the SpectraVision® and Video Now video systems utilize older technologies, and the Company expects that the number of hotels served by the SpectraVision® and Video Now video systems will decrease significantly during 2003, and will be phased-out completely over the next several years. In general, the Company expects that service will be discontinued to unprofitable or marginally profitable hotels, while other more profitable hotels will be converted to a more technologically advanced video system, if the return on invested capital is projected to be adequate. During the year ended December 31, 2002, the SpectraVision® and Video Now video systems generated less than 3% of the Company’s total net revenue.

Content Distribution

      The Company uses several methods to distribute content to the Company’s proprietary video and entertainment systems located in hotels. Free-to-guest cable programming is distributed via satellite to the antennae systems of hotels. VHS tapes and removable hard disk drives containing films, digital music and short subjects, and video game cassettes have historically been distributed to hotels by air and ground transportation. However, during the fourth quarter of 2002, the Company successfully completed test trials of a satellite distribution system for films, short subjects and digital music. The economic feasibility of implementing satellite delivery is dependent upon the nature of the Company’s proprietary equipment installed at hotels. As described above under “Video Systems — OCX® Video System” the Company expects to convert all of its OCX® systems that utilize a digital content storage sub-system (243,000 rooms at December 31, 2002) to satellite delivery by the end of the third quarter of 2003. The Company is currently studying different alternatives that might provide for the economic implementation of satellite delivery for films and videos to hotels that use OCV® and OCX.i video systems, and no specific time frame for this application of satellite delivery has been set. The Company’s satellite delivery technology does not currently encompass the delivery of video games. The use of a satellite delivery system is considered desirable due to the cost savings and efficiencies that are expected to arise from a more efficient distribution system, and the potential increases in revenue that are expected to result from the Company’s ability to more actively manage the content that is available in hotel rooms.

Capital Costs

      The Company seeks to pursue the development and deployment of new technologies, system upgrades and other capital projects that the Company expects to be economically viable based on projected increases in revenue and/or decrease in expenses. On Command undertakes a significant investment when it installs its system in a hotel property. Accordingly, On Command typically requires a five-to-seven year commitment from a hotel before On Command will agree to install a video system in a hotel. In general, the cost of the Company’s proprietary video equipment has decreased as new technologies have evolved. Certain of the Company’s contracts with hotels require the Company to provide hotels with various forms of capital assistance in addition to the direct costs incurred by the Company to install its video systems. For additional information concerning the Company’s hotel contracts, see “Hotel Contracts” below.

Services

Pay-Per-View Movie Services

      On Command provides on-demand and, in less than 2% of rooms served, scheduled in-room television viewing of major motion pictures and non-rated motion pictures intended for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests could choose from among 12 to 85 pay-per-view programming titles at December 31, 2002. Based on the current storage capacities of the Company’s most technologically advanced systems, and improvements in the storage capacities of those systems that are expected to occur in 2003 and future periods, the Company expects that the average number of programming titles available to guests will increase over time. On Command obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to agreements with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture’s net revenue generated by the pay-per-view system. Typically, On Command obtains rights to exhibit major motion pictures during the “Hotel/Motel Pay-Per-View Window,” which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. On Command attempts to license pictures as close as possible to motion pictures’ theatrical release dates to benefit from the studios’ advertising and promotional efforts.

      Through 2002, On Command also obtained non-rated motion pictures intended for mature audiences for a one-time flat fee that was nominal in relation to the licensing fees paid for major motion pictures. During the first quarter of 2003, the Company began to acquire most of its mature-themed content from a supplier who receives a contractually determined percentage of the net revenue generated from the content provided to the Company. Although the Company expects that the cost of mature-themed content will increase as a result of this new arrangement, the Company believes that the higher cost is justified by the potential for increased revenue as a result of the improved quantity and quality of content that is expected to be provided by the supplier. In addition, the new supplier will perform editing and production services that the Company was generally required to perform under its prior arrangements with providers of mature-themed product.

      The revenue generated from On Command’s pay-per-view service is dependent on the occupancy rate at the hotel, the “buy rate” or percentage of occupied rooms that buy movies or other services at the hotel, and the price of the movie or service. Occupancy rates vary based on general economic conditions, the hotel’s location and its competitive position within the marketplace. Buy rates generally reflect the hotel’s guest demographic profile, the popularity of the motion pictures or services available at the hotel and the guests’ other entertainment alternatives. Buy rates also vary over time with general economic conditions. The business of On Command is closely related to the performance of hotels in the top 25 markets, as defined by Smith Travel Research. Movie price levels are set based on overall economic conditions, recent release dates, and guest acceptability. Currently, On Command’s prices for individual motion pictures typically range from $8.99 to $12.99, and its prices for the 24-hour viewing of certain non-rated motion pictures intended for mature audiences typically range from $14.99 to $21.99.

Short Subjects

      In addition to movies, On Command provides short video programming options to the hotel guest. This content includes HBO®’s Sex and the City and The Sopranos, the comedy series Seinfeld, Showtime’s Red Shoe Diaries, programming from the Discovery Networks and other entertainment packages. On Command currently charges $5.99 to $9.99 for this type of programming and pays the supplier of the programming a negotiated percentage of net revenue from the programming. The short subjects offer an alternative to many guests with limited time who cannot watch a full-length feature movie. The Company’s short video suppliers receive license fees that are equal to a negotiated percentage of the net revenue stream generated by the applicable short subject videos. At December 31, 2002, short subject videos were available to 758,000 or 85% of the total rooms served by the Company. Future growth of rooms in which the Company’s short subject service is available is expected to come from those hotels where the Company can expect to earn an adequate return on its invested capital.

Internet Services

      OCX® video systems are capable of supporting a television-based Internet service that enables guests to access and navigate the Internet through the television, using the remote control and wireless keyboard in their rooms. This service allows up to 24 hours of access for a typical price of $10.99 for basic Internet and e-mail service. In addition, the Company is currently field-testing a premium Internet service in 14 hotels that allows the guest to access the basic Internet service plus certain mature-themed content for a price of $14.99. The Company expects to increase the availability of the premium Internet service during 2003. On Command has continually upgraded its television-based Internet service through improvements to its Internet browser software that offer better reformatting for the television, improved speed and enhanced functionality. Most recently, On Command, in conjunction with an Internet browser provider, developed and, in July 2002, deployed a special purpose Internet browser that reformats web pages for optimal viewing and navigation on a television. The Company has subsequently deployed additional updates of this software to further improve the functionality and features of the television-based Internet browser. In addition, during 2002, On Command entered into agreements with entities such as New Frontier Media, Inc. and TeamOn Systems, Inc. for the provision of pre-formatted interactive content and applications that have been developed specifically for presentation to hotel guests via the OCX® platform. During the first quarter of 2003, the Company renewed a similar arrangement with Gannett Co., Inc. to continue to offer USA TODAY® NewsCenter iTV content to guests. The Company plans to continue to seek out additional arrangements that will allow the Company to expand the amount of pre-formatted interactive content that is available through the Company’s television-based Internet service. In addition to the software and content improvements, the Company has also improved the functionality of the latest versions of its television remote controls and wireless keyboards. Guest surveys indicate that the new browser technology, the improved Internet content, and, where deployed, the new in-room equipment have resulted in significantly increased customer satisfaction with the Company’s television-based Internet service. On Command pays the provider of its Internet browser a flat software fee and either On Command or the applicable hotel pay the connectivity fees related to the service. At December 31, 2002, the Company’s television-based Internet product was available to 235,000 or 26% of the total rooms served by the Company. Future growth of rooms in which the Company’s Internet service is available is expected to come from those hotels where connectivity is available at a reasonable price, and where the Company can expect to earn an adequate return on its investment in the required in-room equipment and other capital requirements.

Music

      In March 2001, On Command acquired control of Hotel Digital Network, Inc. (“Hotel Digital Network”), a company that provides in-room music content to hotels through On Command and other in-room entertainment providers. Until February 2002, Hotel Digital Network operated under the name Digital Music Network. In February 2002, Hotel Digital Network began doing business under the name Instant Media Network (“IMN”). With the IMN system, an On Command hotel guest pays $9.99 per two-hour period to choose from over 600 CDs and over 100 music videos. The IMN system, marketed by the Company as Music On Command®, is available on certain OCX® and upgraded OCV® video systems. At December 31, 2002, On Command’s digital music product was available to 178,000 or 20% of the total rooms served by the Company. The Company plans to continue to install and market Music On Command® in 2003. The Company, through IMN, generally advances minimum royalties to its suppliers, and is subject to additional fees that are calculated as a percentage of net revenue generated from the service once certain thresholds are met. The minimum royalties advanced to suppliers generally are not recoverable by the Company in the event that actual revenue is less than the revenue that is projected for the license period at the time that royalties are advanced to the suppliers. Future growth of rooms in which Music On Command® is available is expected to occur in those hotels where the Company can expect to earn an adequate return on its invested capital.

Game Services

      At December 31, 2002, On Command’s video game service was available to 390,000 or 44% of the total rooms served by the Company. The Company’s RoommateTM, OCX® and OCV® video systems support PlayStation® games. The Company’s systems, however, do not support PlayStation®2 games. There are on average 8 to 12 game titles available in most rooms in which video games are offered. Guests typically pay $6.99 per hour to play the games. The Company does not expect significant growth during 2003 in the number of hotel rooms equipped with the Company’s video game service as new installations will be limited to only those hotels (primarily resort hotels) where historical experience would suggest that the Company will earn an adequate return on its invested capital. On Command pays its video game suppliers a flat software fee. In addition, suppliers receive a percentage of net revenue generated from the service.

Free-To-Guest Programming Services

      On Command also markets free-to-guest programming services pursuant to which a hotel may elect to receive one or more programming channels, such as ESPN®, HBO®, Turner Services, USA, STARZ!®, and other popular cable networks, which the hotel provides to guests at no additional cost. On Command provides hotels with guest programming services through a variety of arrangements, ranging from the payment by hotels of a monthly fee per room for each programming channel selected to the inclusion of the cost or part of the cost of such programming within the Company’s overall contractual arrangements with hotels. On Command obtains its free-to-guest programming either directly from the supplier or from DIRECTV, Inc. (“DIRECTV”) pursuant to an agency agreement. Since all of the Company’s free-to-guest programming channels are available pursuant to the DIRECTV agency agreement, the determination of whether to purchase directly from the programming supplier, or from DIRECTV, is based on cost considerations at the time that contracts with programming suppliers are under review for renewal. DIRECTV also provides transport services for most of the Company’s free-to-guest programming. During the fourth quarter of 2002, the Company executed a new agency agreement with DIRECTV, and amended its existing transport agreement with DIRECTV. The Company’s agreements with DIRECTV and its other suppliers expire on various dates ranging from 2003 to 2008. Agreements with respect to certain of the programming carried by the Company’s video systems have expired, and the Company is operating under letter agreements or other arrangements until new arrangements are finalized.

      The Company has agreements with over 25 programming suppliers that provide over 80 channels of programming. However, the standard free-to-guest channel line-up offered by the Company typically provides approximately 20 different channels of programming. Payment to programming suppliers primarily is based on subscriber room counts. However, variables such as the combination of channels received, occupancy, volume and penetration also factor into many of the Company’s rates. Certain of the Company’s arrangements with programming suppliers provide for increases in programming rates in future periods that are significantly in excess of (i) recent rates of inflation and (ii) the Company’s projected growth rates for free-to-guest programming revenue. Although the Company is working with programming suppliers and taking other actions to mitigate future cost increases, there is no assurance that the Company will be able to limit the growth in its free-to-guest programming costs to rates that are less than or equal to the Company’s projected growth rates for free-to-guest programming revenue. If programming costs increase at rates in excess of free-to-guest revenue growth rates in future periods, the Company will experience pressure on its operating margins. As discussed in greater detail under “Hotel Contracts” below, the Company’s ability to pass increases in programming costs on to hotels is limited by certain of the Company’s contracts with hotels.

Other Hotel and Guest Services

      In addition to entertainment services, On Command provides other guest services to the hotel industry. These additional services use the two-way interactive communications capability of the Company’s equipment. Among the guest services provided are video check-out, room service ordering and guest satisfaction surveys. Guest services are available in various foreign languages.

Sales and Marketing

      Historically, substantially all of On Command’s growth in rooms served was derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors were expiring or have expired. On Command believes that the opportunity for additional growth in rooms served in the deluxe, luxury and upscale hotel markets in the United States is more limited than in the past since most of the hotels in these categories are under contract with the Company or its competitors. Therefore, the Company has broadened its strategy for obtaining new hotel customers to target both smaller hotels and lower cost hotels. Management anticipates that the lower costs and flexibility associated with the MiniMateTM version of the Company’s OCX® system will make marketing to smaller hotels and lower cost hotels more economically attractive than in the past. On Command began marketing the MiniMateTM platform during the fourth quarter of 2002. Under the Company’s current marketing plan, hotels will enter into agreements that will provide for (i) the purchase by the hotels of the MiniMateTM system; (ii) the licensing of the hotels to use the Company’s proprietary software, and (iii) the performance of video system maintenance services by the Company. Hotels that purchase the MiniMateTM platform will receive a contractual percentage of the net margin generated by the MiniMateTM video system. No assurance can be given that that MiniMateTM system will be successfully marketed to smaller hotels, or that the Company will be successful in the execution of its strategy to use the MiniMateTM system to broaden its target market. For additional information concerning the MiniMateTM video system, see “Video Systems — OCX® Video System.”

      In addition to broadening its strategy to obtain new customers, On Command is focusing on increasing the revenue derived from each equipped room by developing and, to the extent economically feasible, implementing new technologies that will enhance the Company’s ability to manage its existing products and/or allow the Company to introduce new or more technologically advanced systems or products, and by selectively increasing prices.

      On Command markets its services to hotel guests primarily by means of on-screen advertising that highlights the services and motion picture selections for the month. During 2002, the Company upgraded certain of its OCX® and OCV® video systems to provide a full-motion video and audio promotional screen, and the Company plans to implement this upgrade for additional OCX® and OCV® systems during 2003. During 2003, the Company also plans to deploy a new graphical interface that will provide for an enhanced menu in all of its OCX® systems that use a digital content storage sub-system. For additional information concerning planned upgrades of the Company’s video systems, see “Video Systems” above.

Hotel Contracts

      For some of the Company’s large customers, the Company negotiates and enters into a single master contract covering all hotels owned, and in some cases, managed or franchised by the hotel chain customer. A master contract typically provides for the financial and operational terms that govern the provision of in-room services. In some cases, the economic and other terms of a contract with an individual hotel may be different from those contained in the applicable master contract. In this regard, the contractual relationship with an individual hotel that is covered by a master contract generally has a duration that commences on the date that the Company’s video system becomes operational in that hotel. Accordingly, the expiration date of the contractual relationship with any such hotel is largely independent from the expiration date of the applicable master contract. Furthermore, upon expiration, the Company’s contracts typically convert into month-to-month arrangements that generally remain in effect until such time as the Company is able to enter into new or renewed contracts, or a competitor is able to install its proprietary equipment in the applicable hotels. Notwithstanding the foregoing, a limited number of the Company’s master contracts provide for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to such a master contract. For additional information concerning the expiration of hotel chain contracts, see “Significant Customers” below. In the case of hotels that are not covered by master contracts, the Company generally executes contracts separately with each hotel. The Company’s existing contracts, whether master contracts or contracts with individual hotels, generally have terms ranging from five to seven years.

      Under its existing contracts, On Command generally installs its system into the hotel at On Command’s cost, and On Command generally retains ownership of all equipment used in providing the service. However, as discussed under “Sales and Marketing” above, in the case of the recently introduced MiniMateTM system, the Company’s marketing plan is to sell the MiniMateTM system to hotels. In certain cases, On Command has entered into master contracts whereby On Command has agreed to purchase televisions and/or provide other forms of capital assistance and, to a lesser extent, provide television maintenance services to hotels during the respective terms of the applicable contracts. However, the Company generally seeks to avoid entering into new contracts or renewals that require the Company to provide capital assistance or television maintenance services unless other terms of the contract make it economical for the Company to do so.

      On Command’s contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view entertainment services to the hotel and generally permit On Command to set its prices. Under certain circumstances, certain hotel customers have the right to prior approval of any price changes, which approval may not be unreasonably withheld. The Company’s contracts with hotels typically set forth the terms governing the Company’s provision of free-to-guest programming as well. Depending on the contract, the Company may or may not be the exclusive provider of free-to-guest programming, and in cases where the Company is not the exclusive provider, certain of the Company’s contracts require the Company to make payments to hotels to subsidize the cost to the hotels of using another free-to-guest programming provider. Most of the Company’s contracts with hotels contain provisions that limit the amount of programming cost increases that may be passed on to the hotels for the free-to-guest service. As a result of these limitations, increases in free-to-guest programming revenue have not kept pace with increases in the corresponding programming costs, and the amount of revenue derived from the Company’s free-to-guest service has been less than the aggregate cost to the Company of the corresponding programming during each of the past three years. The Company is currently working with its programming vendors and hotels to mitigate the shortfall. In this regard, as the Company enters into new contracts, or renews existing contracts, with hotels, the Company seeks to maximize the amount of free-to-guest programming cost increases that are permitted to be passed on to hotels while limiting the overall cost of the free-to-guest channel line-up that is required to be provided.

      The hotels collect fees from their guests and, in most cases, the hotels retain a commission equal to a negotiated percentage of the net revenue generated from the Company’s video systems. The amount of the commission varies depending on the overall economics of the applicable contract and other factors. Some contracts also require On Command to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, On Command generally seeks to extend the agreement on terms that are based upon the competitive situation in the market. As of December 31, 2002, contracts covering approximately 40% of the Company’s equipped rooms have expired, or are scheduled to expire, if not renewed, during the two-year period ending December 31, 2004. For information concerning the Company’s relationships with its significant hotel chain customers, see “Significant Customers” below.

Markets And Customers

      On Command currently provides entertainment and information services to hotels that are associated with major hotel chains, management companies and independent hotels including Marriott®, Hilton, Six ContinentsTM, Hyatt®, Starwood, Wyndham Hotels and Resorts®, Radisson®, Four Seasons, Fairmont and other select hotels. The majority of On Command’s hotel customers are located in the United States, with the balance located primarily in Canada and Mexico.

      The following table sets forth certain information regarding the number of hotels and rooms served by On Command:

	December 31,

	2002	2001

Hotels served:
U.S.	2,989	3,038
International	383	402

	3,372	3,440

Rooms served:
U.S.	792,000	819,000
International	99,000	107,000

	891,000	926,000

Average net room revenue per equipped room	$20.76/month	$20.21/month

Significant Customers

      During 2002, hotels owned, managed or franchised by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Six Continents Hotels, Inc. (“Six Continents”), Hyatt Hotel Corporation (“Hyatt”), and Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) accounted for 30%, 16% 12%, 7% and 7%, respectively, of the Company’s net room revenue. Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during 2002. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.

      On March 21, 2001, the Company and Marriott entered into a definitive master agreement pursuant to which the Company distributes its services in hotel rooms owned or managed by Marriott. In addition, the Company has the opportunity to enter into agreements to provide its services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires in 2008. At September 30, 2002, the total number of rooms that were owned or managed by Marriott was approximately 175,000, and the number of rooms that were franchised by Marriott was approximately 167,000. At December 31, 2002, On Command provided entertainment services to approximately 160,000 rooms that were owned or managed by Marriott, and approximately 79,000 rooms that were franchised by Marriott. Subject to the availability of capital and other economic considerations, the Company is seeking to increase the number of Marriott rooms it serves.

      As further discussed below, the Hilton master contract has expired, and Hilton has signed a new master contract with a competitor of the Company. In addition, the Company does not have master contracts with either Starwood or Six Continents, and the Hyatt master contract provides for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At December 31, 2002, the Company provided entertainment services to approximately 178,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 54% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At December 31, 2002, approximately 39,000 or 61% of the Company’s Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of the Company upon the expiration of such hotels’ contracts with the Company. The Company is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor’s contract. In certain cases, the Company is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that the Company will be successful in executing master or individual hotel contracts. Due to the significant cost involved in changing the proprietary video equipment installed in hotels, the Company expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, the Company will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor’s equipment can be installed. For this and other reasons, the Company does not anticipate that it will cease earning revenue from all of its Hyatt rooms on December 31, 2004 in the event that a new master contract has not been executed by that date.

      In October 2000, Hilton announced that it would not be renewing its master contract with the Company. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At December 31, 2002, the Company provided service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through December 31, 2002, the Company’s contracts with 71 of the aforementioned 534 hotels (20,400 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company’s individual contracts with the remaining 463 Hilton hotels (105,800 rooms) expire at various dates through 2010, with 56% of those rooms expiring by 2005. During 2002, the Company entered into new contracts, or renewed existing contracts, with respect to 7,000 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

Installation And Service Operations

      At December 31, 2002, On Command’s installation and service organization consisted of approximately 315 installation and service employees. On Command’s installation and service employees are responsible for system maintenance and distribution of video and audio content for all of the hotel rooms served by On Command. On Command’s installation employees also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems and perform quality control tests. On Command also uses local installation subcontractors supervised by full-time On Command employees to install its systems.

      On Command uses a third party vendor to maintain a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCX® video system, OCV® video system and SpectraVision® systems enables technicians to identify and resolve a majority of the reported system malfunctions from On Command’s service control center without visiting the hotel property. Should a service visit be required, the modular design of the OCX® video system, OCV® video system and SpectraVision® systems generally permit service personnel to replace defective components at the hotel site.

Technology — Research and Development

      The Company develops technologies to be used in its video systems to support and enhance their operations, and develops new applications. On Command incurred costs of approximately $4,064,000, $5,600,000 and $8,734,000 in 2002, 2001 and 2000, respectively, related to research and development.

      On Command’s product development philosophy is to design and integrate components for high quality entertainment and information systems that incorporate features allowing the Company to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of OCX® video systems enables the Company to provide advanced interactive features such as video games and television-based Internet access in addition to basic guest services such as video checkout and guest survey.

      The Company’s systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, digital video disk players, other digital storage media, televisions, amplifiers and computers. Because the Company’s systems generally use industry standard interfaces, On Command can often economically integrate new technologies as they become viable.

      The Company is in the process of developing applications of Internet Protocol (“IP”) technology for use in the Company’s video systems. No assurance can be made that the Company will be successful in developing economically viable applications of IP technology.

Suppliers

      On Command contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by the Company. Historically, these suppliers have been dependable and able to meet delivery schedules on time. Certain electronic component parts used with the Company’s products are available from a limited number of suppliers and can be subject to the supplier discontinuing the production of such part. In such event, the Company is given the opportunity to initiate a last time purchase of the applicable part, which provides the Company adequate inventory. If adequate inventory is not available, the Company could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations. However, the Company believes that, in the event of a termination of any of its suppliers or the discontinuance of certain electronic components, alternate suppliers or parts can be located without incurring significant costs or delays. Historically these events have not had a significant impact on the timing and/or costs of the Company’s installations.

      The head-end electronics for the Company’s systems are assembled at the Company’s facilities for testing prior to shipping. Following assembly and testing of equipment for a particular hotel, the system is shipped to each location, where On Command-employed and trained technicians install the system, typically assisted by independent contractors.

      On Command maintains direct contractual relations with various suppliers of pay-per-view and guest programming services, including the motion picture studios and/or their domestic and international distributors and programming networks, as well as suppliers of video games and Internet services. For information concerning the Company’s relationships with such content suppliers, see “Services” above. In general, On Command believes its relationships with suppliers are good.

Competition

      There are numerous providers of in-room entertainment services to the hotel industry. Market participants include, but are not limited to, (i) other full service in-room providers, such as LodgeNet Entertainment Corporation (“LodgeNet”), Hospitality Network (“Hospitality”), NXTV, Inc, SeaChange International, Inc., KoolConnect Technologies, Inc. and other providers in international markets, (ii) cable television companies, such as Comcast Corporation, AOL Time Warner Inc., Cox Communications, Inc. and., (iii) direct broadcast satellite services, such as DirecTV and the DISH Network, (iv) television networks and programmers, such as ABC, NBC, CBS, FOX, HBO®, STARZ!®, and Showtime, (v) Internet service providers, such as AOL Time Warner, Inc., (vi) broadband connectivity companies, such as STSN, Inc. and (vii) other telecommunications companies. In addition, On Command’s services compete for a guest’s time and entertainment resources with other forms of entertainment and leisure activities. On Command anticipates that it will continue to face substantial competition from traditional as well as new competitors and that certain of these competitors have greater financial resources and better access to the capital markets than On Command. Many of the Company’s potential competitors are developing ways to use their existing infrastructure to provide in-room entertainment and/or informational services. Certain of these competitors are already providing guest programming services and are beginning to provide video-on-demand, Internet and high-speed connectivity services to hotels. At December 31, 2002, On Command served approximately 891,000 rooms world wide, of which approximately 874,000 are served by on-demand systems. Based on publicly available information, On Command estimates that, at December 31, 2002, LodgeNet, and Hospitality provided service to approximately 953,000 and 110,000 rooms, respectively.

      Competition with respect to the provision of in-room entertainment and information systems centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the financial terms and conditions of the proposed contract; (ii) the features and benefits of the entertainment and information systems; and (iii) the quality of the vendor’s technical support and maintenance services. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

      On Command anticipates that it will face substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment and information services both as a revenue source and as a source of competitive advantage because sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, On Command believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While On Command believes it will continue to enter into contractual arrangements that are attractive to both On Command and its hotel customers, its competitors may attempt to maintain or gain market share at the expense of profitability. On Command may not always be willing or able to match incentives provided by its competitors.

      The communications industry is subject to rapid technological change. New technological developments could adversely affect On Command’s operations unless the Company is able to provide equivalent services at competitive prices.

Regulation

      The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the Federal Communications Commission (“FCC”). However, because the Company’s video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the pay-per-view or guest programming provided by the Company to hotel guests.

      The Internet-based services offered by the Company potentially may be affected by various laws and governmental regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. For example, the Internet Tax Freedom Act, which was extended through November 1, 2003, placed a moratorium on new state and local taxes on Internet access and commerce. Other Internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the Company’s Internet-based services and products or otherwise have an adverse effect on the Company. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose the Company to liability.

      Although the FCC generally does not directly regulate the services provided by the Company, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company’s business will not be adversely affected by future legislation or new regulations.

      The Company is required to have performance licenses to the extent that its services utilize copyrighted music. The Company has one agreement in place and is negotiating a second agreement with organizations that represent rights holders. In addition, certain programming distributed by the Company is acquired pursuant to agreements that require performance licenses to be obtained by the Company’s suppliers. IMN has separate performance licenses in place with two groups that represent rights holders, one of which is on an interim basis, and is attempting to negotiate a third license. Music performance licensing rights have been the subject of industry-wide arbitration and/or litigation for a number of years. Depending upon the outcome of on-going proceedings and the Company’s negotiations, the performance license fees for such distribution may increase over the course of time.

Patents, Trademarks And Copyrights

      The Company holds a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems primarily related to the OCV® video system. The patents expire between 2007 and 2015. With the rate of technological development currently being experienced, a patent’s utility and value may diminish before the end of its respective term. Currently, the Company is pursuing patent protection of elements of the OCX® and RoommateTM video systems. In connection with a negotiated settlement agreement with LodgeNet in 1998, the Company and LodgeNet have cross-licensed certain of each other’s patented technology and have also agreed not to engage in patent litigation against one another through 2003.

      The Company holds United States trademarks for all significant names that it uses, including “Blue Box®” “On Command®”, “OCV®”, “SpectraVision®” and “OCX®.” The federal registration of these trademarks expires between 2004 and 2011 if not renewed.

      The Company has trademark applications pending in the United States Patent and Trademark Office for the “RoommateTM”, “MiniMateTM” and “TeleMateTM” trademarks.

International Markets

      At December 31, 2002 the Company provided services to approximately 99,000 international rooms located primarily in Canada and Mexico. On Command’s operations in foreign markets involve certain risks that are not associated with the Company’s operations in the United States, including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions and restriction on foreign ownership and investment.

      As a result of transactions that occurred in the first quarter of 2001 and the third quarter of 2002, the Company has disposed of its controlling interests in all of its Asia-Pacific subsidiaries and most of its European subsidiaries. For additional information concerning these transactions and for financial information concerning the Company’s geographic territories, see notes 4, 5 and 13 to the accompanying consolidated financial statements of the Company.

Licensees And Other System Sales

      On Command sells systems to certain other providers of in-room entertainment including Allin Interactive, which is licensed to install the Company’s equipment on cruise ships; Techlive Limited, formerly known as On Command Europe Limited, which is licensed to use the Company’s system to provide service in Europe and the Middle East; and e-ROOM CORPORATION (“e-ROOM”), formerly known as MagiNet Corporation, which is licensed to use the Company’s system to provide service in the Asia marketplace. In addition, IMN sells in-room digital music systems and licenses software to Hospitality, and licenses content to Hospitality and LodgeNet.

Seasonality

      The amount of revenue realized by the Company each month is affected by a variety of factors, including among others, hotel occupancy rates, business and leisure travel patterns, general economic conditions, changes in the number of rooms served, the number of business days in a month, and holidays. With the exception of December, which is generally the Company’s lowest month for revenue, the Company typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

Employees

      As of December 31, 2002, On Command employed a total of 620 persons. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes employee relations are good.

Item 2.	Properties

      The Company has two leases, which expire in June 2005 and May 2006, for approximately 25,700 square feet and 7,500 square feet, respectively, for its corporate headquarters in Denver, Colorado. The Company also has a lease that expires in February 2008 for 76,972 square feet of light manufacturing and storage space in Denver, Colorado. The Company has another lease, which expires in June 2004, for approximately 131,000 square feet of leased office, light manufacturing and storage space in San Jose, California, a portion of which has been subleased and the majority of the remainder of which the Company is attempting to sublease. The Company has a number of other small leases for small parcels of property throughout the United States, Canada and Mexico. The Company’s properties are suitable and adequate for the Company’s business operations.

Item 3.	Legal Proceedings

      The Company’s legal proceedings are set forth below:

The Company has received a series of letters from Acacia Media Technologies Corporation regarding a portfolio of patents owned by Acacia. Acacia has alleged that its patents cover certain activities performed by the Company and has proposed that the Company take a license under those patents. The Company is reviewing Acacia’s patents and believes there are substantial arguments that Acacia’s claims lack merit.

The Company is a defendant, and may be a potential defendant, in other lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company

Item 4.	Submission of Matters to a Vote of Security Holders

      At the Company’s annual meeting of stockholders held on December 20, 2002, the following matters were voted upon and approved by the stockholders of the Company:

Election of the following to the Company’s board of directors: (i) Kenneth G. Carroll (27,592,830 votes For and 2,472,452 votes Withheld); (ii) William R. Fitzgerald (27,671,318 votes For and 2,393,964 votes Withheld); (iii) Paul A. Gould (30,034,236 votes For and 31,046 votes Withheld); (iv) Mark K. Hammond (29,970,770 votes For and 94,512 votes Withheld); (v) Gary S. Howard (29,921,961 votes For and 143,321 votes Withheld); (vi) Christopher Sophinos (27,669,150 votes For and 2,396,132 votes Withheld); and (vii) J. David Wargo (29,922,576 votes For and 142,706 votes Withheld).

A proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2002 (29,891,120 votes For, 170,892 votes Against and 3,270 Abstentions).

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Through February 5, 2003, the Company’s common stock (“Company Common Stock”) and Series A and B warrants were traded on the National Market System of the Nasdaq Stock Market, Inc. (the “Nasdaq National Market”) under the symbols ONCO, ONCOW and ONCOZ, respectively. As of February 6, 2003, the Company’s securities ceased to be included on Nasdaq and became eligible for quotation on the OTC Bulletin Board under the symbols ONCO, ONCOW and ONCOZ, respectively. The following table sets forth the high and low last sale prices for the Company Common Stock, Series A warrants and Series B warrants for the periods indicated, as reported on the Nasdaq Stock Market’s National Market.

	Price Range

Common Stock	High	Low

2002:
First quarter	$7.6800	$3.0260
Second quarter	$5.5000	$1.5000
Third quarter	$1.5100	$0.4900
Fourth quarter	$0.9600	$0.4500
2001:
First quarter	$8.1250	$5.2500
Second quarter	$7.7900	$4.5000
Third quarter	$5.7000	$2.1900
Fourth quarter	$3.7800	$1.1500

	Price Range

Series A Warrants	High	Low

2002:
First quarter	$0.5300	$0.2500
Second quarter	$0.4000	$0.0900
Third quarter	$0.5000	$0.0500
Fourth quarter	$0.1900	$0.0200
2001:
First quarter	$1.6250	$1.3750
Second quarter	$1.1000	$0.9900
Third quarter	$0.8900	$0.3000
Fourth quarter	$0.2500	$0.0900

	Price Range

Series B Warrants	High	Low

2002:
First quarter	$0.3100	$0.1400
Second quarter	$0.2900	$0.0500
Third quarter	$0.0500	$0.0100
Fourth quarter	$0.1200	$0.0100
2001:
First quarter	$1.6250	$0.6250
Second quarter	$1.0000	$0.7100
Third quarter	$0.8000	$0.6400
Fourth quarter	$0.4000	$0.1400

      As of December 31, 2002, there were 30,854,489 outstanding shares of Company Common Stock, 1,424,875 issued and outstanding Series A warrants and 2,619,979 issued and outstanding Series B warrants. As of December 31, 2002 there were 360 holders of record of Company Common Stock, 16 holders of record of Series A warrants and 264 holders of record of Series B warrants (which amounts do not include the number of stockholders whose shares are held of record by banks or brokerage houses but include each such institution as one stockholder). The Company has never paid dividends on any class of its equity securities. On Command’s management does not intend to pay any cash dividends on Company Common Stock in the foreseeable future. Rather, it is expected that On Command will retain any earnings to finance its operations and growth. In addition, On Command’s $275,000,000 revolving credit facility (“Revolving Credit Facility”) contains a restriction on the Company’s ability to pay dividends or make other distributions. The Company’s Transfer Agent and Registrar is the Bank of New York, located at 101 Barclay Street, New York, New York.

Item 6.	Selected Financial Data

      The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below. The consolidated statement of operations data for each of the three years in the period ended December 31, 2002 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the audited financial statements included elsewhere herein. The consolidated statements of operations data for the two years ended December 31, 1999 and 1998, and the consolidated balance sheet data for December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements not included herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$238,397	$239,409	$265,380	$252,948	$238,820
Net loss(1)	$(42,607)	$(85,716)	$(39,043)	$(29,394)	$(25,966)
Basic and diluted net loss per share	$(1.64)	$(2.92)	$(1.28)	$(0.97)	$(0.86)
Basic and diluted weighted average number of common shares outstanding	30,917	30,797	30,483	30,222	30,150
Other Data:
Cash dividends per share	$—	$—	$—	$—	$—
Rooms served at end of period(2)	891,000	926,000	977,000	956,000	929,000
On demand rooms	874,000	893,000	929,000	884,000	829,000
Scheduled rooms	17,000	33,000	48,000	72,000	100,000
Hotels served at end of period	3,372	3,440	3,519	3,366	3,220
Capital expenditures	$54,391	$85,428	$110,822	$85,444	$83,208
Consolidated Balance Sheet Data:
Total assets	$396,482	$433,038	$439,294	$402,917	$402,968
Long-term debt	$261,946	$264,761	$248,465	$181,758	$163,013
Redeemable securities	$100,181	$93,310	$—	$—	$—
Total stockholders’ equity (deficit)	$(16,883)	$33,234	$125,057	$164,147	$190,005

(1)	The 2002 net loss includes impairment of cost investments of $6,060,000. The 2001 net loss includes impairment of cost investments of $19,639,000, relocation and restructuring expenses of $17,041,000 and a loss on litigation settlement of $3,700,000. The 2000 net loss includes a loss on litigation settlement of

$4,764,000. For additional information, see notes 5 and 15 to the accompanying consolidated financial statements of the Company.

(2)	The decreases in rooms in 2002 and 2001 are due to dispositions, the loss of rooms to competitors and the discontinuance of service to certain non-profitable rooms. For additional information, see notes 4, 5, and 12 to the accompanying consolidated financial statements of the Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting policies, estimates and assumptions, as well as the resulting impact to the Company’s financial statements, have been discussed with the Company’s audit committee.

      Carrying Value of Long-lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company periodically reviews the carrying amounts of property and equipment to determine whether current events and circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset exceeds its estimated fair value. The Company generally measures estimated fair value by considering quoted market prices, sales prices for similar assets, or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate the undiscounted cash flows and fair values of assets, accordingly, actual results could vary significantly from such estimates. At December 31, 2002, the Company concluded that its long-lived assets were not impaired based on an analysis of estimated undiscounted cash flows. A significant decline in the estimated undiscounted cash flows of the Company’s long-lived assets could cause the Company to recognize an impairment charge.

      Carrying Value of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets, (“Statement No. 142”) the Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may not be recoverable. To accomplish this, the Company compares the fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, the Company would perform the second step of the impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any excess would be charged to operations. Considerable management judgment is necessary to estimate the fair values of assets and liabilities. Accordingly, actual results could vary significantly from such estimates. At December 31, 2002, the Company concluded that its goodwill was not impaired based on an assessment of estimated fair values. The fair values used in such assessment were based on the market price of Company Common Stock.

Material Changes in Results of Operations

2002 vs. 2001

Revenue

      Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company. Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short subject products and digital music. The Company also earns revenue from the sale of video and music systems to third parties and the sale of video equipment to hotels. The Company’s total net revenue during 2002 and 2001 was $238,397,000 and $239,409,000, respectively.

      Net room revenue decreased $1,616,000 or 0.7% during 2002, as compared to 2001. The decrease in net room revenue during 2002 is attributable to the net effect of (i) a decrease attributable to a lower volume of pay-per-view buys; (ii) an increase attributable to higher average rates for certain pay-per-view products; (iii) a $4,428,000 increase in the aggregate revenue derived from short subject, digital music and television-based Internet products; and (iv) a $1,164,000 increase in free-to-guest programming revenue. The Company believes that most of the decrease in pay-per-view buys is attributable to a decline in occupancy rates, as further discussed below. A 3.3% reduction in the average number of rooms served by the Company during 2002 also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by the Company is attributable to (i) the disposition of certain hotel rooms (as further described in notes 4 and 5 to the accompanying consolidated financial statements); (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels.

      Overall hotel occupancy rates declined 1.0% during 2002, as compared to 2001. In addition, occupancy rates for hotels in the top 25 markets, as defined by Smith Travel Research, declined 1.8% over the same period. Since the Company derives a significant portion of its revenue from hotels located in the top 25 markets, the Company believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on the Company’s business. Hotel occupancy rates are outside of the Company’s control, and changes in hotel occupancy rates can have a significant impact on the Company’s results of operations.

      During 2002, hotels owned, managed or franchised by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Six Continents Hotels, Inc. (“Six Continents”), Hyatt Hotel Corporation (“Hyatt”), and Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) accounted for 30%, 16% 12%, 7% and 7%, respectively, of the Company’s net room revenue. Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during 2002. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.

      As further discussed below, the Hilton master contract has expired, and Hilton has signed a new master contract with a competitor of the Company. In addition, the Company does not have master contracts with either Starwood or Six Continents, and the Hyatt master contract provides for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At December 31, 2002 the Company provided entertainment services to approximately 178,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 54% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At December 31, 2002, approximately 39,000 or 61% of the Company’s Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of the Company upon the expiration of such hotels’ contracts with the Company. The Company is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor’s contract. In certain cases, the Company is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that the Company will be successful in executing master or individual hotel contracts. Due to the significant cost involved in changing the proprietary video equipment installed in hotels, the Company expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, the Company will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor’s equipment can be installed. For this and other reasons, the Company does not anticipate that it will cease earning revenue from all of its Hyatt rooms on December 31, 2004 in the event that a new master contract has not been executed by that date.

      In October 2000, Hilton announced that it would not be renewing its master contract with the Company. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At December 31, 2002, the Company provided service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through December 31, 2002, the Company’s contracts with 71 of the aforementioned 534 hotels (20,400 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company’s individual contracts with the remaining 463 Hilton hotels (105,800 rooms) expire at various dates through 2010, with 56% of those rooms expiring by 2005. During 2002, the Company entered into new contracts, or renewed existing contracts, with respect to 7,000 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

      Video system and equipment and other revenue increased $604,000 or 5.4% during 2002, as compared to 2001. Such increases are primarily attributable to the net effect of (i) a $1,811,000 increase in sales of the Company’s music systems; and (ii) a $1,018,000 decrease in sales of the Company’s video systems and equipment.

Direct Costs

      Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with the Company’s Internet product, and costs associated with video and music systems sold to other providers.

      Content fees, commissions and other in-room service costs increased $2,416,000 or 2.1% during 2002, as compared to 2001. Such increase represents the net effect of (i) a $4,083,000 increase in free-to-guest programming costs; (ii) a $2,074,000 reduction in Internet direct costs; (iii) a $1,783,000 increase in hotel commissions; and (iv) a $1,329,000 decrease attributable to the third quarter 2002 reversal of accruals deemed no longer needed for their originally intended purpose. The increase in free-to-guest programming costs is primarily the result of higher rates from programming suppliers. Hotel commissions, as a percentage of total net room revenue, increased slightly during 2002, as compared to 2001. In the aggregate, content fees, commissions and other in-room service costs represented 50.8% and 49.3% of total net room revenue during 2002 and 2001, respectively. Certain of the Company’s content fees and other in-room service costs do not vary with room revenue and occupancy rates.

      Video system, equipment and other costs decreased $810,000 or 11.0% during 2002, as compared to 2001. Such decreases are primarily attributable to the net effect of (i) a $1,756,000 decrease associated with the lower sales of video systems and equipment to third parties; and (ii) a $683,000 increase associated with higher sales of music systems.

      The Company is a party to various agreements with programming suppliers that permit the Company to distribute movies and programming networks. The Company expects that the cost of such movies and programming networks will increase in future periods as contracts expire and renewals are negotiated. Certain of the Company’s contracts with hotel customers limit the amount of any cost increases that can be passed on to any such hotels. Any cost increases that the Company is not able to pass on to its customers would result in increased pressure on the Company’s operating margins.

Operations Support

      Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment. Operations support expense decreased $5,149,000 or 16.8% during 2002, as compared to 2001. Such decrease is primarily attributable to lower labor, overhead and other operating costs as a result of certain changes to the Company’s operational structure and other cost savings measures, including the outsourcing of certain call center and warehouse management functions.

Research and Development

      Research and development expense decreased $1,536,000 or 27.4% during 2002, as compared to 2001. The decrease is primarily attributable to a reduction in internal and external labor costs devoted to research and development projects. A significant portion of the Company’s research and development expenses during 2001 related to the development of the Roommate version of the OCX video platform that was launched in November 2001. During 2002, research and development expenses were related to smaller projects that are intended to enhance current platforms.

Selling, General and Administrative

      Selling, general and administrative expense decreased $3,355,000 or 13.6% during 2002, as compared to 2001. Such changes represent the net effect of (i) reductions in labor and overhead costs attributable to a May 2001 corporate restructuring and other cost saving measures; and (ii) additional labor costs associated with an employee incentive plan that was initiated in 2002. The percentage of total net revenue that is represented by selling, general and administrative expense was 8.9% and 10.3% during 2002 and 2001, respectively.

Depreciation and Amortization

      Depreciation and amortization expense decreased $4,767,000 or 5.7% during 2002, as compared to 2001. Such decrease in depreciation and amortization is primarily the result of the Company’s adoption of Statement No. 142, which, as further described in note 2 to the accompanying consolidated financial statements, required the Company to cease recording goodwill amortization effective January 1, 2002. Depreciation remained relatively constant during the 2002 and 2001 periods as reductions to the Company’s depreciable asset base attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions (as further described in notes 4 and 5 to the accompanying consolidated financial statements) were largely offset by increases attributable to capital expenditures.

Asset Impairment and Other Charges

      The Company recorded impairment charges of $8,850,000 during 2002, including a loss of $5,103,000 relating to the sale of its European operations, and a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc. (“STSN”). For a description of such transactions, see notes 4 and 5 to the accompanying consolidated financial statements. The Company also recorded other charges aggregating $2,336,000 and $709,000 during 2002 and 2001, respectively. Such charges are comprised of amounts related to obsolete materials and equipment, and losses on various dispositions of property and equipment, and other assets.

Relocation and Restructuring

      The Company recorded aggregate relocation and restructuring expense of $17,041,000 during 2001. This item includes costs related to the relocation of the Company’s headquarters from San Jose, California to Denver, Colorado, costs associated with the Company’s exit from certain leased premises in San Jose, California, and severance costs related to a May 2001 corporate restructuring plan. The costs attributable to the relocation include severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001. For additional information, see note 15 to the accompanying consolidated financial statements.

Interest Expense

      Interest expense decreased $5,261,000 or 27.2% during 2002, as compared to 2001. The decrease in interest expense is attributable to a lower weighted average interest rate and a decrease in weighted average borrowings outstanding under the Revolving Credit Facility.

Impairment of Cost Investments

      Impairment of cost investments was $6,060,000 and $19,639,000 during 2002 and 2001, respectively. The 2002 amount represents the Company’s fourth quarter write-off of its remaining investment in STSN, Inc. (“STSN”). The 2001 amount includes a $16,539,000 writedown of the Company’s investment in STSN, a $2,000,000 writedown of the Company’s investment in e-ROOM and a $1,100,000 writedown of the Company’s investment in STS Hotel Net, Inc. The foregoing impairments were recorded to reflect other than temporary declines in the estimated fair values of such investments. For additional information, see note 5 to the accompanying consolidated financial statements.

Loss on Settlement of Litigation

      The loss on settlement of litigation of $3,700,000 in 2001 relates to the settlement of the litigation with e-ROOM. For additional information, see note 5 to the accompanying consolidated financial statements.

Income Taxes

      The Company’s income tax expense of $444,000 and $368,000 during 2002 and 2001, respectively, represents taxes in certain foreign, state and local jurisdictions. The Company’s reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company’s pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that the Company generates taxable income, or to the extent that tax benefits (i) represent refunds due to the Company or (ii) offset recorded income tax liabilities. For financial reporting purposes, all of the Company’s income tax liabilities had been fully offset by income tax benefits at December 31, 2002 and 2001, respectively. For additional information, see note 9 to the accompanying consolidated financial statements of the Company.

Net Loss

      As a result of the factors described above, the Company’s net loss decreased from $85,716,000 during 2001 to $42,607,000 during 2002. The Company is attempting to improve its operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Specifically, the Company plans to increase revenue by (i) developing and, to the extent economically feasible, implementing new technologies that will enhance the Company’s ability to manage its existing products and/or allow the Company to introduce new or more technologically advanced systems or products; (ii) retaining existing hotel customers and selectively increasing the number of rooms in the Company’s traditional target market (generally hotels with 150 or more rooms); (iii) expanding the Company’s target market by marketing the MiniMate platform to smaller hotels (generally hotels with less than 150 rooms) and lower cost hotels; and (iv) selectively increasing prices. The Company initiated cost reduction and containment efforts in 2001, and the Company expects to continue to focus on all available opportunities to reduce or contain costs for the foreseeable future. In this regard, the Company believes vendor and customer relationships, outsourcing, and new technologies, such as the Company’s new satellite distribution system, are among the areas that will provide opportunities for cost reduction and containment during 2003 and future periods. The Company intends to contain and reduce capital expenditures by continuing its efforts to more effectively manage and deploy capital with a view towards improving the Company’s return on its capital expenditures. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results. Furthermore, the Company’s ability to accomplish its operating objectives is dependent to a degree on hotel occupancy rates and other factors outside of its control. No assurance can be given that the Company will be able to significantly increase its revenue base or reduce its expenses or capital expenditures. To the extent that changes in hotel occupancy rates impact the Company’s revenue base, the Company will not experience proportionate changes in its expenses since many of the Company’s expenses do not vary with hotel occupancy rates.

2001 vs. 2000

Revenue

      The Company’s total net revenue during 2001 and 2000 was $239,409,000 and $265,380,000, respectively. The $25,971,000 or 9.8% decrease in total net revenue during 2001, as compared to 2000, is primarily attributable to a $20,681,000 or 8.3% decrease in net room revenue. The decrease in net room revenue during 2001 is due to the net effect of (i) a decrease attributable to a lower volume of pay-per-view buys; (ii) an increase attributable to higher average rates for certain pay-per-view products; (iii) a $3,201,000 increase in the aggregate revenue derived from short subjects, television-based Internet and other new products; and (iv) a $1,296,000 increase in free-to-guest programming revenue. The Company believes that most of the decrease in pay-per-view buys is attributable to a decline in hotel occupancy rates, as further discussed below. A 3.7% reduction in the average number of rooms served by the Company in 2001, as compared to 2000, also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by the Company is primarily attributable to a March 1, 2001 transaction in which the Company transferred approximately 35,000 rooms to e-ROOM in connection with the settlement of certain litigation. In addition, the Company lost rooms to competitors and discontinued service in certain non-profitable rooms during 2001.

      Overall hotel occupancy rates declined 5.7% during 2001, as compared to 2000. In addition, occupancy rates for hotels in the top 25 markets, as defined by Smith Travel Research, declined 7.8% over the same period. For additional information concerning the impact of hotel occupancy rates on the Company’s operations, see “2002 vs. 2001 — Revenue” above.

      During 2001, hotels owned, managed or franchised by Marriott, Hilton, Six Continents, Starwood, and Hyatt accounted for 27%, 19%, 12%, 8% and 7% respectively, of the Company’s net room revenue. Accordingly hotels owned, managed or franchised by the Company’s five largest hotel chains accounted for 73% of the Company’s total net room revenue during 2001. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition. For a discussion of the status of the Company’s relationships with its significant hotel chain customers, see “2002 vs. 2001 — Revenue” above.

      The $5,290,000 or 32.1% decline in video system sales and other revenue during 2001, as compared to 2000, is primarily attributable to (i) a $3,900,000 decrease due to the inclusion of non-recurring license fee revenue in the 2000 amount; and (ii) a $820,000 decrease in video system and equipment sales. The non-recurring license fee revenue represents a payment received during 2000 for licensing rights to the Company’s technologies.

Direct Costs

      Content fees, commissions and other in-room service costs decreased by $3,813,000 or 3.3% during 2001, as compared to 2000. Such decrease represents the net effect of (i) a $10,633,000 aggregate reduction in hotel commissions, license fee royalties and video duplication and distribution costs; (ii) a $4,270,000 increase in free-to-guest programming costs; and (iii) a $1,535,000 aggregate increase in the direct costs associated with the Company’s television-based Internet and short subject products. Such increases and decreases include an overall net decrease of approximately $3,000,000 resulting from the disposition of the Company’s Asian operations during the first quarter of 2001. The decreases in hotel commissions and license fee royalties are largely the result of decreases in corresponding revenue amounts. The increases in free-to-guest programming costs are the primarily result of higher rates from programming suppliers. In the aggregate, content fees, commissions, and other in-room service costs represented 49.3% and 46.8% of total net room revenue during 2001 and 2000, respectively. Certain of the Company’s content fees and other direct in-room service costs do not vary with room revenue and occupancy rates.

Operations Support

      Operations support expense was $30,738,000 and $31,245,000 during 2001 and 2000, respectively. The slight decrease from 2000 to 2001 is primarily attributable to a decrease in the number of rooms served by the Company during 2001, as compared to 2000.

Research and Development

      Research and Development expense decreased $3,134,000 or 35.9% from 2000 to 2001. Such decrease is primarily attributable to cost savings that resulted from a reduction in internal and external labor costs devoted to research and development projects. A significant portion of the Company’s research and development expenses during 2000 related to the development of the Roommate version of the OCX video platform that was launched in 2001.

Selling, General and Administrative

      Selling, general and administrative expense decreased $707,000 or 2.8% from 2000 to 2001. Such decrease is primarily attributable to lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost savings measures. The percentage of total net revenue that was represented by selling, general and administrative expense was 10.3% and 9.6% during 2001 and 2000, respectively.

Depreciation and Amortization

      The Company experienced a slight decrease in depreciation and amortization expense during 2001, as compared to 2000. Such decrease represents the net effect of (i) increases resulting from capital expenditures and (ii) decreases associated with the disposition of the Company’s Asia-Pacific subsidiaries to e-ROOM during the first quarter of 2001, and assets becoming fully depreciated.

Asset Impairment and Other Charges

      The Company recorded impairment charges of $709,000 and $1,123,000 during 2001 and 2000, respectively. Such charges are comprised of amounts related to obsolete materials and equipment, and losses on various dispositions of property and equipment and other assets.

Relocation and Restructuring

      Relocation and restructuring expense was $17,041,000 and $6,108,000 during 2001 and 2000, respectively. All of the 2000 amount and $12,132,000 of the 2001 amount relates to the relocation of the Company’s headquarters from San Jose, California to Denver, Colorado. The costs attributable to this relocation include severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs. The Company completed the relocation of its headquarters during 2001. The 2001 amount also includes $2,212,000 of severance costs related to a May 2001 restructuring plan that resulted in a staffing reduction of approximately 50 employees, and $2,697,000 of future lease obligations (net of estimated sublease income) associated with the Company’s exit during the fourth quarter of 2001 from certain leased premises in San Jose, California.

Interest Expense

      Interest expense increased $2,236,000 or 13.0% during 2001, as compared to 2000. Such increase represents the net effect of an increase in the Company’s weighted average borrowings and a decrease in the weighted average interest rate.

Impairment of Cost Investments

      Impairment of cost investments was $19,639,000 and $900,000 during 2001 and 2000, respectively. The 2001 amount includes a $16,539,000 writedown of the Company’s investment in STSN, Inc. (“STSN”), a $2,000,000 writedown of the Company’s investment in e-ROOM and a $1,100,000 writedown of the

Company’s investment in STS Hotel Net, Inc. The writedowns were recorded to reflect other than temporary declines in the estimated fair values of such investments. In the case of the STSN writedown, the estimated fair value was based on the price of securities sold by STSN during the first quarter of 2002.

Loss on Settlement of Litigation

      The loss on settlement of litigation of $3,700,000 and $4,764,000 during 2001 and 2000 relates to the settlement of the litigation with e-ROOM. For additional information, see note 5 to the accompanying consolidated financial statements.

Provision for income taxes

      The Company’s income tax expense of $368,000 and $423,000 during 2001 and 2000, respectively, represents taxes in certain foreign, state and local jurisdictions. The Company’s reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company’s pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that the Company generates taxable income, or to the extent that tax benefits (i) represent refunds due to the Company or (ii) offset recorded income tax liabilities. For financial reporting purposes, all of the Company’s income tax liabilities had been fully offset by income tax benefits at December 31, 2001 and 2000, respectively. For additional information, see note 9 to the accompanying consolidated financial statements of the Company.

Net Loss

      As a result of the factors described above, the Company’s net loss increased from $39,043,000 in 2000 to $85,716,000 in 2001. As discussed in greater detail above under “2002 vs. 2001 — Net Loss” above, the Company is attempting to improve its operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.

Liquidity and Capital Resources

Material Changes in Financial Condition

      During 2002, the Company used $61,740,000 of cash provided by operating activities to fund the $55,855,000 used by its investing activities, and the $4,033,000 used by its financing activities. The Company’s investing activities included $54,391,000 of capital expenditures. The Company’s financing activities included net repayments of the Revolving Credit Facility in the amount of $2,000,000. For additional information, see the accompanying consolidated statements of cash flows.

      At December 31, 2002, the Company’s Revolving Credit Facility, as amended in 2001, provided for aggregate borrowings of $275,000,000. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company had $13,367,000 of remaining availability under the Revolving Credit Facility at December 31, 2002. The Company’s ability to draw additional funds under the Revolving Credit Facility is subject to the Company’s continued compliance with applicable financial covenants.

      At December 31, 2002, the maximum leverage ratio permitted under the Revolving Credit Facility was 4.25, and the Company’s actual leverage ratio was 3.99. The maximum leverage ratio permitted under the Revolving Credit Facility at March 31, 2003 is 3.50. Although the Company is in compliance with the leverage ratio covenant at December 31, 2002, the Company believes that it would not have been in compliance with such covenant at March 31, 2003. In March 2003, the Company reached agreement with its bank lenders to postpone until June 29, 2003 the step-down of the leverage ratio covenant from 4.25 to 3.50. The Company is also seeking to restructure the Revolving Credit Facility to, among other matters, extend the maturity date to December 31, 2007. It is anticipated that any closing of the restructuring of the Revolving Credit Facility will be contingent upon the contribution of $40,000,000 by Liberty or one of its affiliates to the Company to be used to repay principle due, and permanently reduce lender commitments, pursuant to the restructured Revolving Credit Facility. The terms of the proposed Liberty contribution (including the securities or other consideration to be received by Liberty or its affiliate in exchange for such contribution) have not yet been agreed upon, and no assurance can be given that Liberty or its affiliate will contribute $40,000,000 to the Company, as contemplated by the terms of the proposed restructuring. In the event the Company determines that it is unlikely that the proposed restructuring of the Revolving Credit Facility will close on or before June 29, 2003, the Company anticipates that it would seek a further postponement of the step-down of the leverage ratio covenant, and would continue to seek to refinance or restructure the Revolving Credit Facility. In the event that a restructuring or refinancing is not completed by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the terms of the Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of the Company’s assets. No assurance can be given that the Company will be able to successfully restructure or refinance the Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under the Revolving Credit Facility. In light of the foregoing circumstances, the Company’s independent auditors have included an explanatory paragraph in their audit report that addresses the ability of the Company to continue as a going concern.

      Revolving loans extended under the Revolving Credit Facility bear interest at LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.94% effective borrowing rate at December 31, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and limitations, most notably the inclusion of restrictions on the Company’s ability to pay dividends or make other distributions, and restrictions on the Company’s ability to make capital expenditures. In addition, the Company is required to maintain leverage and interest coverage ratios. The Company was in compliance with such covenants at December 31, 2002. Substantially all of the Company’s assets are pledged as collateral for borrowings under the Revolving Credit Facility.

      During 2001, the Company issued to Ascent Entertainment Group, Inc. (“Ascent”) Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”) in exchange for aggregate net cash proceeds of $84,926,000. The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying balance sheet due to the fact that, under certain circumstances and subject to certain restrictions, Ascent could require the Company to redeem such mandatorily redeemable preferred stock. Although no assurance can be given, the Company does not anticipate that any such redemption will be required for the foreseeable future. Accumulated and unpaid dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $12,922,000 at December 31, 2002. Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance. The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

      Information concerning the timing of the Company’s required payments due under various contractual obligations as of December 31, 2002 is summarized below (amounts in thousands):

		Payments Due by Period

		Less Than	1-3	4-5	After
	Total	One Year	Years	Years	5 Years

Revolving Credit Facility	$261,633	$—	$261,633	$—	$—
Mandatorily redeemable preferred stock(1)	97,848	—	30,899	—	66,949
Operating leases	6,637	3,229	3,005	400	3
Obligation to repurchase Company Common Stock	2,333	—	2,333	—	—
Capital lease obligations	1,146	833	310	3	—

	$369,597	$4,062	$298,180	$403	$66,952

(1)	For additional information concerning the redemption previsions of the mandatory redeemable preferred stock, see note 7 to the accompanying consolidated financial statements of the Company.

      In connection with a first quarter 2001 transaction, the Company agreed that e-ROOM would have the option during the 15-day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. The $448,000 excess of the repurchase obligation, calculated at $15 per share, over the aggregate price paid to repurchase such shares has been reflected as an adjustment to net loss attributable to common stockholders in the accompanying consolidated statements of operations. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 shares of the remaining shares subject to repurchase. The Company is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. Subsequent to December 31, 2002, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share.

      On February 28, 2001, the Company acquired a controlling interest in Hotel Digital Network, Inc. (“Hotel Digital Network”). In connection with such acquisition, the Company entered into a stockholders’ agreement (the “HDN Stockholders’ Agreement”) with the then controlling stockholder of Hotel Digital Network (the “HDN Stockholder”). The HDN Stockholders’ Agreement provides the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require the Company to exchange shares of Company Common Stock for all, but not less than all, of the HDN common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right. The HDN Stockholders’ Agreement also provides the Company with the right during the 30-day period beginning on March 1, 2006 to require the HDN Stockholder to exchange all, but not less than all, of his HDN common shares for shares of Company Common Stock. The number of shares of Company Common Stock to be issued in any such exchanges will be determined based on the then market value of Company Common Stock, and the then fair value of HDN common stock, each as determined in accordance with the HDN Stockholder’s Agreement. At December 31, 2002, the Company held 85.9%, and the HDN Stockholder held 13.3% of the outstanding HDN common stock. Based on the Company’s current assessment of values, the Company does not expect that the settlement of this obligation will have a material impact on its capitalization, financial condition or results of operations.

      Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during 2002 the Company was able to manage its operations and capital expenditures such that the Company was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities. During 2003 and future periods, the Company intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Assuming the Company meets its operating and capital expenditure targets for 2003, the Company expects that it will be able to rely on cash provided by operations, existing availability under the Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements during 2003. The Company’s operating plan for 2003 is based in part on the assumption that hotel occupancy rates will increase modestly from 2002 to 2003. To the extent that the Company was to experience a revenue shortfall or any other unfavorable variance from its 2003 operating plan, the Company would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance. Accordingly, the Company believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during 2003. Notwithstanding the foregoing, the Company anticipates that it would require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the Revolving Credit Facility, if necessary (as discussed above). No assurance can be given that the Company will not be required to seek external financing during 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company or at all.

Recent Accounting Pronouncements

      During 2003 and 2002, the Financial Accounting Standards Board issued a number of new Statements of Financial Accounting Standards. For information concerning the anticipated effect that such pronouncements will have on the Company’s consolidated financial statements, see note 2 to the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company’s interest expense and cash flow. The Company does not hedge this exposure. Revolving loans extended under the Revolving Credit Facility generally bear interest at a variable rate based on LIBOR and certain operating ratios of the Company. At December 31, 2002, the outstanding borrowings under the Revolving Credit Facility were $261,633,000. Exclusive of facility fees, the effective borrowing rate on amounts outstanding under the Revolving Credit Facility was 3.94% at December 31, 2002. Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at December 31, 2002 would increase (or decrease) the Company’s annual interest expense and cash outflow by approximately $2,616,000.

      On Command’s foreign operations are located primarily in Canada and Mexico. On Command believes the risks of foreign exchange rate fluctuations on its present operations are not material to On Command’s overall financial condition. However, On Command will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements of the Company are filed under this item beginning on page II-14.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

On Command Corporation:

      We have audited the accompanying consolidated balance sheets of On Command Corporation (an indirect consolidated subsidiary of Liberty Media Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On Command Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 6 to the consolidated financial statements, at December 31, 2002, the maximum leverage ratio permitted under the Company’s debt facility was 4.25, and the Company’s actual leverage ratio was 3.99. Because the maximum leverage ratio permitted at March 31, 2003 steps down to 3.50, the Company believes that it would not have been in compliance with such covenant at March 31, 2003 had it not reached agreement with its bank lenders to postpone, until June 29, 2003, the step down of the leverage ratio from 4.25 to 3.50. The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

KPMG LLP

Denver, Colorado

February 12, 2003, except as

to Note 6 to the consolidated
financial statements, which is
as of March 28, 2003

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,501	$2,869
Accounts receivable (net of allowance for doubtful accounts of $1,087,000 in 2002 and $1,640,000 in 2001)	33,525	33,460
Other current assets	3,461	2,964

Total current assets	41,487	39,293

Property and equipment:
Video systems
In service	668,697	670,318
Construction in progress	37,511	53,754

	706,208	724,072
Support equipment, vehicles and leasehold improvements	26,245	27,148

	732,453	751,220
Accumulated depreciation	(457,482)	(442,757)

	274,971	308,463

Goodwill (note 2)	65,580	65,580
Cost investments (note 5)	3,298	6,759
Other assets, net	11,146	12,943

Total assets	$396,482	$433,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,689	$21,021
Accounts payable to parent (note 10)	1,906	711
Accrued compensation	6,433	5,511
Sales, use and property tax liabilities	4,585	5,144
Other accrued liabilities (note 15)	7,987	6,678
Current portion of debt (note 6)	833	909

Total current liabilities	50,433	39,974

Long-term debt (note 6)	261,946	264,761
Other long-term liabilities (note 14)	496	1,642

Total liabilities	312,875	306,377

Minority interest in consolidated subsidiary	259	117

Redeemable securities (note 7):
Mandatorily redeemable preferred stock	97,848	89,185
Common stock subject to repurchase obligation	2,333	4,125

Total redeemable securities	100,181	93,310

Stockholders’ equity (deficit) (note 8):
Preferred stock, $.01 par value; shares authorized — 10,000,000; shares issued and outstanding — 98,500 in 2002 and 2001	—	—
Common stock, $.01 par value; shares authorized — 150,000,000; shares issued — 30,973,989 in 2002 and 30,884,459 in 2001	310	309
Additional paid-in-capital	299,398	304,429
Accumulated other comprehensive loss	(4,533)	(5,115)
Accumulated deficit	(285,777)	(243,170)

	9,398	56,453
Common stock held in treasury, at cost (119,500 in 2002 and zero in 2001)	(1,344)	—
Note receivable from stockholder (note 11)	(24,887)	(23,219)

Total stockholders’ equity (deficit)	(16,833)	33,234

Commitments and contingencies (notes 4, 6, 12 and 16)
Total liabilities and stockholders’ equity (deficit)	$396,482	$433,038

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(amounts in thousands,
	except per share amounts)
Net revenue:
Net room revenue	$226,621	$228,237	$248,918
Video system and equipment sales and other	11,776	11,172	16,462

Total net revenue	238,397	239,409	265,380

Direct costs of net revenue:
Content fees, commissions and other in-room services	115,021	112,605	116,418
Video system, equipment and other costs	6,533	7,343	7,762

Total costs of net revenue	121,554	119,948	124,180

Direct margin (exclusive of other operating expenses shown separately below)	116,843	119,461	141,200

Other operating expenses:
Operations support	25,589	30,738	31,245
Research and development	4,064	5,600	8,734
Selling, general and administrative (note 10)	21,296	24,651	25,358
Depreciation and amortization (note 2)	79,057	83,824	84,497
Asset impairments and other charges (notes 4 and 5)	8,850	709	1,123
Relocation and restructuring (note 15)	—	17,041	6,108

Total other operating expenses	138,856	162,563	157,065

Loss from operations	(22,013)	(43,102)	(15,865)
Interest expense	(14,113)	(19,374)	(17,138)
Impairment of cost investments (note 5)	(6,060)	(19,639)	(900)
Loss on settlement of litigation (note 5)	—	(3,700)	(4,764)
Other income, net	23	467	47

Loss before income taxes	(42,163)	(85,348)	(38,620)
Income tax expense	(444)	(368)	(423)

Net loss	(42,607)	(85,716)	(39,043)
Dividends on mandatorily redeemable preferred stock and other (notes 5 and 7)	(8,215)	(4,259)	—

Net loss attributable to common stockholders	$(50,822)	$(89,975)	$(39,043)

Basic and diluted net loss per common share (note 2)	$(1.64)	$(2.92)	$(1.28)

Basic and diluted weighted average number of common shares outstanding	30,917	30,797	30,483

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,

	2002	2001	2000

	(amounts in thousands)
Net loss	$(42,607)	$(85,716)	$(39,043)
Foreign currency translation adjustments, net of tax	(348)	(2,055)	(2,188)
Reclassification adjustment for translation losses included in net loss (note 4)	930	—	—

Other comprehensive income (loss)	582	(2,055)	(2,188)

Comprehensive loss	$(42,025)	$(87,771)	$(41,231)

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2002, 2001 and 2000

				Accumulated
			Additional	other			Notes	Total
	Preferred	Common	paid-in	comprehensive	Accumulated	Treasury	receivable from	stockholders’
	stock	stock	capital	income (loss)	deficit	stock	stockholder	equity (deficit)

	(Amounts in thousands)
Balance at January 1, 2000	$—	$303	$283,127	$(872)	$(118,411)	$—	$—	$164,147
Net loss	—	—	—	—	(39,043)	—	—	(39,043)
Other comprehensive loss	—	—	—	(2,188)	—	—	—	(2,188)
Exercise of stock options	—	3	1,825	—	—	—	—	1,828
Issuance of common stock	—	—	222	—	—	—	—	222
Conversion of warrants	—	—	77	—	—	—	—	77
Issuance of preferred stock (note 8)	—	—	21,094	—	—	—	—	21,094
Note receivable from stockholder (note 11)	—	—	—	—	—	—	(21,080)	(21,080)
Interest on stockholder note (note 11)	—	—	594	—	—	—	(594)	—

Balance at December 31, 2000	$—	$306	$306,939	$(3,060)	$(157,454)	$—	$(21,674)	$125,057
Net loss	—	—	—	—	(85,716)	—	—	(85,716)
Other comprehensive loss	—	—	—	(2,055)	—	—	—	(2,055)
Exercise of stock options	—	—	18	—	—	—	—	18
Issuance of common stock	—	1	188	—	—	—	—	189
Interest on stockholder note (note 11)	—	—	1,545	—	—	—	(1,545)	—
Dividends on mandatorily redeemable preferred stock	—	—	(4,259)	—	—	—	—	(4,259)
Issuance of common stock in legal settlement (note 5)	—	2	4,123	—	—	—	—	4,125
Reclassification of redemption amount of common stock subject to repurchase obligation to redeemable securities (notes 5 and 7)	—	—	(4,125)	—	—	—	—	(4,125)

Balance at December 31, 2001	$—	$309	$304,429	$(5,115)	$(243,170)	$—	$(23,219)	$33,234
Net loss	—	—	—	—	(42,607)	—	—	(42,607)
Other comprehensive income	—	—	—	582	—	—	—	582
Issuance of common stock	—	1	172	—	—	—	—	173
Interest on stockholder note (note 11)	—	—	1,668	—	—	—	(1,668)	—
Reduction of repurchase obligation to repurchase Company Common Stock (note 5)	—	—	1,792	—	—	(1,344)	—	448
Dividends on mandatorily redeemable preferred stock	—	—	(8,663)	—	—	—	—	(8,663)

Balance at December 31, 2002	$—	$310	$299,398	$(4,533)	$(285,777)	$(1,344)	$(24,887)	$(16,833)

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(amounts in thousands)
	(note 3)
Cash flows from operating activities:
Net loss	$(42,607)	$(85,716)	$(39,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,057	83,824	84,497
Restructuring charges	—	4,909	—
Payments of restructuring costs	(1,241)	(1,819)	—
Asset impairments and other changes	8,850	709	1,123
Amortization of debt issuance costs	1,164	680	175
Impairment of cost investments	6,060	19,639	900
Loss on settlement of litigation	—	3,700	4,764
Other non-cash items	409	(131)	—
Changes in assets and liabilities, net of the non-cash effect of acquisitions and dispositions:
Accounts receivable	(460)	1,291	(4,076)
Other assets	(565)	(4,745)	(11,134)
Accounts payable	7,261	(20,872)	15,628
Accounts payable to parent	867	566	(909)
Accrued compensation	1,170	(2,234)	(112)
Sales, use and property tax liabilities	(572)	(207)	(1,199)
Other accrued liabilities	2,347	(862)	(2,575)

Net cash provided by (used in) operating activities	61,740	(1,268)	48,039

Cash flows from investing activities:
Capital expenditures	(54,391)	(85,428)	(110,822)
Cost investments and note receivable	(2,599)	(16,000)	(8,575)
Cash proceeds from dispositions, net of cash transferred	1,135	—	—

Net cash used in investing activities	(55,855)	(101,428)	(119,397)

Cash flows from financing activities:
Borrowings of debt	10,000	59,594	277,134
Repayments of debt	(12,862)	(42,779)	(212,224)
Repurchase of common stock pursuant to repurchase obligation	(1,344)	—	—
Proceeds from issuance of common and preferred stock	173	85,133	2,127

Net cash provided by (used in) financing activities	(4,033)	101,948	67,037

Effect of exchange rate changes on cash	(220)	48	(1,082)

Net increase (decrease) in cash and cash equivalents	1,632	(700)	(5,403)
Cash and cash equivalents, beginning of year	2,869	3,569	8,972

Cash and cash equivalents, end of year	$4,501	$2,869	$3,569

See accompanying notes to consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(1)	Basis of Presentation

      On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. (“Ascent”). Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, “On Command” or the “Company”). On March 28, 2000, Liberty Media Corporation (“Liberty”) closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company. On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty. The portion of Liberty’s cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying consolidated financial statements of the Company due to the fact that a significant percentage of the Company’s common stock (“Company Common Stock”) is owned by shareholders other than Liberty. In April 2002, Liberty Satellite & Technology, Inc. (“LSAT”), a majority-owned subsidiary of Liberty, acquired 100% of the common equity of Ascent. At December 31, 2002, LSAT, through its ownership interest in Ascent, owned approximately 70% of the outstanding Company Common Stock and 100% of certain series of the Company’s preferred stock, which ownership interests collectively represented approximately 76% of the voting power associated with On Command’s common and preferred securities. Subsequent to December 31, 2002, LSAT’s ownership interest in the outstanding Company Common Stock increased to approximately 74%, and LSAT’s overall voting power in the Company increased to approximately 80%.

      The Company develops, assembles and operates proprietary video systems. The Company’s primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels. These interactive services include video games, Internet offerings, digital music and various hotel and guest services. At December 31, 2002, the Company’s primary operating subsidiaries or branches were located in the United States, Canada and Mexico.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of On Command and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Receivables

      Accounts receivable are shown net of an allowance based on historical collection trends and management’s judgment of the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Video systems in service consist of equipment, related costs of assembling and costs of installation at hotel locations. Construction in progress

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consists of materials, labor and related overhead costs associated with partially constructed video systems. Depreciation is calculated on a straight-line basis using the remaining terms of the applicable hotel contracts for video systems, and the shorter of capital lease terms or estimated useful lives for all remaining depreciable assets. The original terms of the Company’s hotel contracts generally range from five to seven years. Support equipment, vehicles and leasehold improvements generally are depreciated using estimated lives of five years. Repairs and maintenance costs that do not significantly extend the life of the asset are charged to operations. Gains or losses are recognized upon the retirement, impairment or disposal of assets.

Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company periodically reviews the carrying amounts of property and equipment to determine whether current events and circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset exceeds its estimated fair value. The Company generally measures estimated fair value by considering quoted market prices, sales prices for similar assets, or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate the undiscounted cash flows and fair values of assets. Accordingly, actual results could vary significantly from such estimates.

Goodwill

      In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (“Statement No. 142”), the Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may not be recoverable. To accomplish this, the Company compares the fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, the Company would perform the second step of the impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any excess would be charged to operations. Considerable management judgment is necessary to estimate the fair values of assets. Accordingly, actual results could vary significantly from such estimates.

      Under Statement No. 142, which the Company adopted January 1, 2002, the Company no longer amortizes goodwill. Prior to the adoption of Statement 142, goodwill was amortized over the expected periods to be benefited, generally 20 years. Adjusted net loss and pro forma loss per common share for the years ended December 31, 2001 and 2000, exclusive of amortization expense related to goodwill are as follows (amounts in thousands, except per share amounts):

	December 31,

	2001	2000

Net loss	$(85,716)	$(39,043)
Adjustment for goodwill amortization	4,608	4,376

Net loss	$(81,108)	$(34,667)

Basic and diluted loss per common share, as reported	$(2.92)	$(1.28)
Adjustment for goodwill amortization	0.15	0.14

Pro forma basic and diluted loss per common share, as adjusted	$(2.77)	$(1.14)

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Investments

      The Company’s less-than-20%-owned investments that are not considered marketable securities are accounted for using the cost method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects of the investees; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) the length of time that the fair value of the investment is below the Company’s carrying value; (iv) changes in valuation subsequent to the balance sheet date; and (v) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, a cost basis of the security is established at the then estimated fair value. In situations where the fair value of an asset is not evident due to a lack of a public market price or other factors, management uses its best estimates and assumptions to arrive at the estimated fair value of such an asset. The Company’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ from the Company’s estimates and judgments. Writedowns of cost investments are included in the consolidated statements of operations as impairment of cost investments.

Internally Developed Software

      The Company capitalizes certain internal development software costs in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Internally developed software that is integral to the Company’s video systems is classified within video systems in the accompanying consolidated balance sheets. All other internally developed software is included in other assets in the accompanying consolidated balance sheets. Amortization or depreciation commences when the software is ready for its intended use. Software is generally amortized or depreciated over five years. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. The Company capitalized software development costs of $4,865,000, $4,218,000 and $4,088,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Debt Issuance Costs

      Costs associated with the issuance of the Company’s current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

Foreign Currency Translation

      All balance sheet accounts of foreign subsidiaries whose functional currency is not the United States (“U.S.”) dollar, are translated into U.S. dollars at the current exchange rate as of the end of the accounting period. Results of operations are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of accumulated other comprehensive earnings in stockholders’ equity.

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

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The impact of exchange rate fluctuations on intercompany accounts between On Command and its foreign subsidiaries is reported as a component of other comprehensive income so long as the intercompany accounts are determined to be of a long-term investment nature.

Revenue Recognition

      The Company recognizes pay-per-view revenue at the time of viewing, net of estimated denials. Revenue from other guest room services is recognized in the period that services are delivered. Revenue from the sale of video systems is recognized when the terms of the sales agreements are fixed, the equipment is shipped, there are no future obligations, and collectibility is reasonably assured.

Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirement of Statement No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123 (“Statement No. 148”). The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation.

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(42,607)	$(85,716)	$(39,043)
Deduct stock compensation expense determined under fair value method, net of taxes	(4,608)	(2,110)	(6,130)

Pro forma net loss	$(47,215)	$(87,826)	$(45,173)

Pro forma net loss applicable to common shareholders	$(55,430)	$(92,085)	$(45,173)

Loss per share:
Basic and diluted — as reported	$(1.64)	$(2.92)	$(1.28)

Basic and diluted — pro forma	$(1.79)	$(2.99)	$(1.48)

      The grant-date fair values underlying the foregoing calculations are based on the Black-Scholes option-pricing model. The key assumptions used in the model include the following: (a) a discount rate equal to the one-year Treasury Bill rate at the date of grant; (b) volatility rates of 86.3% for 2002 grants, 71.8% for 2001 grants, 47.7% for 2000 grants, 45.9% for 1999 grants and 25% for all grants in all prior periods; (c) expected option lives of 5 or 5.5 years; (d) the closing price of the Company Common Stock on the date of grant; and (e) an expected dividend rate of zero. See note 8.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings (Loss) Per Common Share

      Basic earnings per share are measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) are reduced (increased) by preferred stock dividends and accretion to arrive at income (loss) attributable to common stockholders. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

      The loss per common share for the years ended December 31, 2002, 2001 and 2000 is based on 30,917,000, 30,797,000 and 30,483,000 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. At December 31, 2002 and 2001, the number of potential common shares was approximately 20,110,000 and 20,328,000, respectively. Such potential common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities. The foregoing potential common share amount does not take into account the shares that might be issued to the HDN Stockholder, as described in note 4, or the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement No. 146”). In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, An Amendment of FASB Statement Nos. 72 and 144 and FASB Interpretation No. 9 (“Statement No. 147”). In December 2002, the FASB issued Statement No. 148. In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN 46”). The adoption of Statement Nos. 146, 147 and 148 and FIN 46 is not expected to have, a material impact on the Company’s financial condition, results of operations or cash flows.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Significant estimates are involved in the determination of the allowance for doubtful accounts receivable, asset impairments, and the estimated useful lives of video systems, property and equipment and intangible assets, and the amounts in certain accrued liabilities. Actual results may vary significantly from these estimates.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Supplemental Disclosures to Consolidated Statements of Cash Flows

      Cash paid for interest was $12,574,000, $19,134,000 and $13,762,000 during 2002, 2001 and 2000, respectively. Cash paid for income taxes was not significant for these periods. For a description of certain non-cash transactions, see notes 4, 5 and 11.

(4)	Acquisitions and Dispositions

      On July 18, 2002, the Company consummated the sale (the “OCE Sale”) of its 70.0% majority shareholdings in On Command Europe Limited (“OCE”) to Techlive Limited (“Techlive”), the owner of the remaining 30.0% interest in OCE. Proceeds from the sale, net of cash transferred, aggregated $1,135,000. In connection with the consummation of the OCE Sale, On Command recorded a $5,103,000 impairment loss during the second quarter of 2002 to reduce the carrying value of OCE’s long-lived assets to the fair value indicated by the OCE Sale. During the third quarter of 2002, OCE’s remaining net assets, including a $930,000 cumulative foreign currency translation loss, were written off against the net proceeds received, resulting in no material impact to the Company’s net loss for the period.

      Concurrent with the consummation of the OCE Sale, On Command and Techlive entered into a License Agreement (the “License Agreement”), and On Command received a $200,000 payment for (i) the use of the “On Command Europe” corporate name through January 17, 2003; and (ii) the fee due for the first year of the License Agreement. The License Agreement provides OCE with the ability to continue to operate as an authorized On Command distributor, subject to performance criteria to be determined by On Command, for a period of ten years. As part of the agreement, On Command will license software and provide technical support to OCE at escalating per room rates over the next ten years.

      On February 28, 2001, the Company acquired a controlling interest in the common stock of Hotel Digital Network, Inc. (“HDN”) (d/b/a Instant Media Network) in exchange for (i) the conversion of the amounts due under a note receivable from HDN ($1,445,000), (ii) a commitment to provide approximately $2,400,000 of funding to HDN; and (iii) $226,000 of cash. Through December 31, 2002, the Company had satisfied $1,765,000 of its funding commitment to HDN. HDN provides in-room music content to hotels through the Company and other in-room entertainment providers. The Company accounted for the acquisition of HDN using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the identifiable net assets of HDN has been allocated to goodwill. If the HDN acquisition had occurred on January 1, 2000, the Company’s results of operations and comprehensive loss would not have been materially different from the Company’s historical results of operations and comprehensive loss for the years ended December 31, 2001 and 2000.

      In connection with the HDN acquisition, the Company entered into a stockholders’ agreement (the “HDN Stockholders’ Agreement”) with the then controlling stockholder of Hotel Digital Network (the “HDN Stockholder”). The HDN Stockholders’ Agreement provides the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require the Company to exchange shares of Company Common Stock for all, but not less than all, of the Hotel Digital Network common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right. The HDN Stockholders’ Agreement also provides the Company with the right during the 30-day period beginning on March 1, 2006 to require the HDN Stockholder to exchange all, but not less than all, of his HDN common shares for shares of Company Common Stock. The number of shares of Company Common Stock to be issued in any such exchanges will be determined based on the then market value of Company Common Stock,

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the then fair value of HDN common stock, each as determined in accordance with the HDN Stockholders’ Agreement. At December 31, 2002, the Company held 85.9%, and the HDN Stockholder held 13.3% of the outstanding HDN common stock. Based on the Company’s current assessment of values, the Company does not expect that the settlement of this obligation will have a material impact on its capitalization, financial condition or results of operations

(5)	Cost Investments

      The Company’s cost investments are summarized as follows (amounts in thousands):

	December 31,

	2002	2001

e-ROOM CORPORATION (“e-ROOM”) (formerly known as MagiNet Corporation)(a)	$3,298	$3,298
STSN, Inc. (“STSN”)(b)	—	3,461

	$3,298	$6,759

(a)	During the first quarter of 2001, the Company completed a transaction that resulted in the Company’s acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, the Company (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred the Company’s intercompany receivables from such subsidiaries to e-ROOM; (ii) issued 275,000 shares of Company Common Stock to e-ROOM; and (iii) paid $1,000,000 to e-ROOM. Due to the existence of the repurchase obligation, described below, the Company valued the equity issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by the Company has been reflected as loss on settlement of litigation in the accompanying consolidated statements of operations. The Company’s original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of the Company’s intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, the Company recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

The Company also agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. The $448,000 excess of the repurchase obligation, calculated at $15 per share, over the aggregate price paid to repurchase such shares has been reflected as an adjustment to net loss attributable to common stockholders in the accompanying consolidated statements of operations. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase. The Company is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. Subsequent to December 31, 2002, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was similarly postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share.

(b)	On March 30, 2001, the Company acquired certain preferred stock of STSN in exchange for cash of $15,000,000 and the conversion of a $5,000,000 convertible promissory note. During the fourth quarter of

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the first quarter of 2002, the Company transferred certain equipment and related contracts to STSN. In connection with this transfer, STSN agreed to make quarterly royalty payments to the Company through February 2009 equal to 20% of the net operating margin derived by STSN from such equipment and contracts. For purposes of these royalty payments, net operating margin is defined as gross revenue less all direct costs. Due to the uncertainty involved in estimating these royalty payments, the Company recorded an impairment loss on this transaction equal to the $1,411,000 carrying value of the contributed equipment. The royalty payments from STSN are recognized as other income when received by the Company. During 2002, royalty payments received from STSN were not significant.

During the fourth quarter of 2002, STSN informed the Company that additional financing would be required during the first quarter of 2003 due to revisions to STSN’s business plan. Based on the Company’s assessment of the business plan and financing requirements of STSN, the Company determined that it would not participate in the 2003 financing, and that an other-than-temporary decline in the fair value of its investment in STSN had occurred. As a result, the Company wrote-off the remaining $6,060,000 carrying value of its investment in STSN during the fourth quarter of 2002.

During the second quarter of 2001, the Company recorded a $1,100,000 charge to write-off the remaining carrying value of its cost investment in STS HotelNet, Inc.

(6)     Debt

      Debt is summarized as follows (amounts in thousands):

	December 31,

	2002	2001

Revolving Credit Facility(a)	$261,633	$263,633
Capital lease obligations	1,146	2,037

	262,779	265,670
Less current portion	(833)	(909)

	$261,946	$264,761

(a)	The Company’s revolving credit facility, as amended in 2001, (the “Revolving Credit Facility”) provided for aggregate borrowings of $275,000,000 at December 31, 2002. Borrowings under the Revolving Credit Facility are due and payable in July 2004. The Company had $13,367,000 of remaining availability under the Revolving Credit Facility at December 31, 2002. The Company’s ability to draw additional funds under the Revolving Credit Facility is subject to the Company’s continued compliance with applicable financial covenants.

Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.94% effective borrowing rate at December 31, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company. The Revolving Credit Facility contains customary covenants and limitations, most notably the inclusion of restrictions on the Company’s ability to pay dividends or make other distributions, and restrictions on the Company’s ability to make capital expenditures. In addition, the Company is required to maintain leverage and interest coverage ratios. The

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company was in compliance with such covenants at December 31, 2002. Substantially all of the Company’s assets are pledged as collateral for borrowings under the Revolving Credit Facility.

At December 31, 2002, the maximum leverage ratio permitted under the Revolving Credit Facility was 4.25, and the Company’s actual leverage ratio was 3.99. The maximum leverage ratio permitted under the Revolving Credit Facility at March 31, 2003 is 3.50. Although the Company is in compliance with the leverage ratio covenant at December 31, 2002, the Company believes that it would not have been in compliance with such covenant at March 31, 2003. In March 2003, the Company reached agreement with its bank lenders to postpone until June 29, 2003 the step-down of the leverage ratio covenant from 4.25 to 3.50. The Company is also seeking to restructure the Revolving Credit Facility to, among other matters, extend the maturity date to December 31, 2007. It is anticipated that any closing of the restructuring of the Revolving Credit Facility will be contingent upon the contribution of $40,000,000 by Liberty or one of its affiliates to the Company to be used to repay principle due, and permanently reduce lender commitments, pursuant to the restructured Revolving Credit Facility. The terms of the proposed Liberty contribution (including the securities or other consideration to be received by Liberty or its affiliate in exchange for such contribution) have not yet been agreed upon, and no assurance can be given that Liberty or its affiliate will contribute $40,000,000 to the Company, as contemplated by the terms of the proposed restructuring. In the event that the Company determines that it unlikely the proposed restructuring of the Revolving Credit Facility will close on or before June 29, 2003, the Company anticipates that it would seek a further postponement of the step-down of the leverage ratio covenant, and would continue to seek to refinance or restructure the Revolving Credit Facility. In the event that a restructuring or refinancing is not completed by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the terms of the Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of the Company’s assets. No assurance can be given that the Company will be able to successfully restructure or refinance the Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under the Revolving Credit Facility. In light of the foregoing circumstances, the Company’s independent auditors have included an explanatory paragraph in their audit report that addresses the ability of the Company to continue as a going concern.

      The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the same remaining maturities. At December 31, 2002, the fair value of the Company’s debt approximated its carrying value.

      Annual maturities of the Company’s debt for each of the next five years are as follows (amounts in thousands):

2003	$833
2004	261,905
2005	38
2006	3
2007	—

$262,779

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Redeemable Securities

Mandatorily Redeemable Preferred Stock

      General. The Company’s Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”) are classified as mandatorily redeemable preferred stock in the accompanying consolidated balance sheets due to the fact that the terms of such preferred stock instruments provide for redemption provisions that are outside of the Company’s control. Dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $8,663,000 and $4,259,000 during 2002 and 2001, respectively. Accumulated dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company did not pay any cash dividends during 2002 or 2001.

      Holders of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of the Company, except as described below and as required by law, and except that without the consent of at least 66 2/3% of the number of shares of each such series then outstanding, the Company may not take any action, including by merger, to amend any of the provisions of the respective certificates of designations or amend any of the provisions of the Restated Certificate of Incorporation of the Company so as to adversely affect any preferences or rights of such series of preferred stock. In addition to the rights set forth above, following December 31, 2002, in connection with any matter as to which the holders of Company Common Stock are entitled to vote, each outstanding share of Series D Preferred Stock shall have (and the holder thereof shall be entitled to cast) the number of votes equal to the number of votes such holder would have been entitled to cast had the shares of Series D Preferred Stock held by such holder been converted into shares of Company Common Stock immediately prior to the record date for the determination of the stockholders entitled to vote upon such matter.

      Series B and C Preferred Stock. Pursuant to Preferred Stock Agreements dated March 5, 2001 and April 23, 2001 between the Company and Ascent, the Company sold 15,000 newly issued shares of its Series B Preferred Stock, and 10,000 shares of its Series C Preferred Stock, (collectively, the “Series B and C Preferred Stock”), to Ascent for cash consideration of $15,000,000 and $10,000,000, respectively.

      The liquidation preference (the “Liquidation Preference”) of each share of the Series B and C Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B and C Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question. At December 31, 2002, the aggregate liquidation preference of the Series B and Series C Preferred Stock was $30,899,000.

      The holders of Series B and C Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including Company Common Stock and the Series A Preferred Stock (as described in note 8), and ratably on dividends to parity securities. Currently, dividends accrue on the Series B Preferred Stock and Series C Preferred Stock at the rate of 12% per annum of the Liquidation Preference of the applicable Preferred Stock. Accrued dividends on the Series B Preferred Stock are payable monthly, in cash. Accrued dividends on the Series C Preferred Stock are payable quarterly, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Subject to certain restrictions, including any such restrictions contained in the Company’s Revolving Credit Facility, shares of Series B and C Preferred Stock are redeemable at the option of the holder at a price equal to the Liquidation Preference.

      Series D Preferred Stock. On June 29, 2001, pursuant to a Preferred Stock Purchase Agreement between the Company and Ascent (the “Series D Purchase Agreement”), the Company authorized for issuance 60,000 shares of its Series D Preferred Stock, to Ascent in consideration of $60,000,000 in cash. The Series D Purchase Agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2 and Series D-3, each with an aggregate authorized amount of $20,000,000 in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares were issued on August 2, 2001 and the Series D-3 shares were issued on October 18, 2001. On or after December 31, 2002, each share of Series D Preferred Stock is convertible at the option of the holder into a number of shares of Company Common Stock determined by dividing the liquidation preference of each share of Series D Preferred Stock of (the “Series D Liquidation Preference”) by $7.55, subject to anti-dilution adjustments.

      The Series D Liquidation Preference of each share of Series D Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Series D Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series D Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question. At December 31, 2002, the aggregate Series D Liquidation Preference was $66,949,000.

      The holders of the Series D Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the Company Common Stock and the Series A Preferred Stock (as described in note 8) and ratably with dividends on parity securities. Dividends accrue on each sub-series of the Series D Preferred Stock at the rate of 8% per annum of the Series D Liquidation Preference. Accrued dividends are payable in cash quarterly. Dividends not paid on any dividend payment date are added to the Series D Liquidation Preference until such dividends are paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Series D Liquidation Preference plus the percentage set forth opposite the applicable redemption date as follows:

Redemption Date	Percentage

June 30, 2005 - June 29, 2006	4%
June 30, 2006 - June 29, 2007	3%
June 30, 2007 - June 29, 2008	2%
June 30, 2008 - June 29, 2009	1%
June 30, 2009 - thereafter	0%

      In the event of certain events of bankruptcy described in the Certificate of Designations of the Series D Preferred Stock, and subject to certain restrictions, including any such restrictions contained in the Company’s Revolving Credit Facility, shares of Series D Preferred Stock are redeemable at the option of the holder at a price equal to the Series D Liquidation Preference if such redemption occurs prior to June 30, 2005. If the redemption occurs after June 30, 2005, the shares are redeemable at the Series D Liquidation Preference plus the percentage set forth in the foregoing table.

Company Common Stock Subject to Repurchase Obligation

      During the first quarter of 2001, the Company issued 275,000 shares of Company Common Stock that were subject to a repurchase obligation. During the fourth quarter of 2002, the Company repurchased 119,500 of such shares. For additional information concerning the remaining repurchase obligations, see note 5.

(8)	Stockholders’ Equity (Deficit)

Stock Option Plan

      The Company adopted the 1996 Key Employee Stock Option Plan (the “1996 Plan”) under which employees may be granted incentive or non-statutory stock options for the purchase of Company Common Stock. In addition, restricted stock purchases, performance awards, stock payment or appreciation rights or deferred stock may be granted under the 1996 Plan. A total of 3,000,000 shares were initially reserved for the 1996 Plan. The 1996 Plan expires in 2006. In June 2000, the Board of Directors approved an amendment to the 1996 Plan to increase the number of shares reserved under the 1996 Plan to 5,250,000.

      The exercise price of options granted is set by the Company’s Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 20% annually thereafter. Unvested options generally are cancelled upon termination of employment.

1997 Non-Employee Directors Stock Plan

      In May 1997, the Company adopted the Company’s 1997 Non-Employee Directors Stock Plan (the “Directors Plan”). The Directors Plan authorized the granting of an annual award of 400 shares of the Company Common Stock and, pursuant to an amendment adopted in 1999, a one-time non-qualified option to purchase 50,000 shares of the Company Common Stock (an “Independent Director Option”) to each independent director. On June 13, 2000, the Board of Directors adopted and approved an amendment to increase the number of authorized shares under the Directors Plan available for issuance and subject to option and share grants to independent directors by 400,000 shares. The aggregate number of shares of Company Common Stock which may be issued upon exercise of Independent Directors Options granted under the Directors Plan plus the number of shares which may be awarded pursuant to the Directors Plan will not exceed 696,800, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations,

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mergers or reorganizations of or by the Company. Effective December 2002, the Board of Directors adopted a new compensation plan for independent directors that eliminates the equity component set forth in the Director’s Plan. Subject to the terms and conditions of the plan, the stock options were granted at no less than fair market value on the date of grant. The options generally expire in ten years, vest over a three-year period and are exercisable in installments of 25% after the first and second years, and the remaining 50% after the third year. During 2002, no options were granted pursuant to the Directors Plan. In 2001 and 2000, options granted pursuant to the Directors Plan aggregated 50,000 and 200,000, respectively.

      The following is a summary of activity under the 1996 Plan and the Directors Plan:

		Options Outstanding

			Weighted
	Options		average
	available for	Number of	exercise
	grant	shares	price

Balances, January 1, 2000 (690,847 exercisable at a weighted-average price of $12.77)	436,224	2,489,079	$14.11
Granted (weighted-average fair value of $7.06)	(2,460,500)	2,460,500	$14.12
Increase in options authorized	2,650,000	—
Exercised	—	(191,762)	$10.40
Cancelled	862,342	(862,342)	$15.25

Balances, December 31, 2000 (1,124,938 exercisable at a weighted-average price of $14.07)	1,488,066	3,895,475	$13.79
Granted (weighted-average fair value of $3.68)	(1,317,000)	1,317,000	$6.62
Exercised	—	(2,520)	$7.19
Cancelled	1,938,009	(1,938,009)	$13.24

Balances, December 31, 2001 (1,404,793 exercisable at a weighted-average price of $13.94)	2,109,075	3,271,946	$11.38
Granted (weighted-average fair value of $3.32)	(1,282,000)	1,282,000	$4.74
Cancelled	1,213,850	(1,213,850)	$10.75

Balances, December 31, 2002 (1,187,907 exercisable at a weighted-average price of $12.87)	2,040,925	3,340,096	$9.06

      The following table summarizes information about fixed stock options outstanding at December 31, 2002:

		Options Outstanding
				Options Exercisable
		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	at 12/31/02	life (Years)	price	at 12/31/02	price

$1.10 - 4.53	400,000	9.2	$2.20	38,000	$3.41
$5.45 - 5.80	1,289,000	9.0	$5.54	89,000	$5.80
$7.34 - 9.34	314,500	7.8	$7.65	153,500	$7.90
$11.13 - 14.87	374,096	5.7	$12.74	262,957	$12.72
$15.19 - 15.91	666,500	7.0	$15.27	351,400	$15.33
$16.00 - 18.09	296,000	6.6	$16.03	293,050	$16.02

	3,340,096	7.5	$9.06	1,187,907	$12.87

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock compensation expense was not significant during 2002, 2001, and 2000. For information concerning the pro forma impact of using the fair value recognition provisions of Statement 123, see note 2.

Employee Stock Purchase Plan

      In August 1997, the Company adopted the Employee Stock Purchase Plan (the “ESP Plan”) which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESP Plan, Company employees can purchase Company Common Stock at a 10% discount from the market value on the purchase date. As of December 31, 2002, all shares authorized for issuance pursuant to the ESP Plan had been purchased by Company employees.

Warrants

      At December 31, 2002, warrants (“Warrants”) issued by the Company to purchase 7,494,854 shares of Company Common Stock at a purchase price of $15.27 per share were outstanding. The outstanding Warrants, which include 1,424,875 Series A Warrants, 2,619,979 Series B Warrants and 3,450,000 Series C Warrants, expire on October 7, 2003. The Series A Warrants provide only for a cashless exercise that allows the holder to use the excess of the fair market value of Company Common Stock over the $15.27 exercise price as a currency to acquire shares of Company Common Stock. The exercise price for the Series B and Series C Warrants is to be paid with cash. At December 31, 2002, subsidiaries of Liberty held 1,123,792 Series A Warrants and 40 Series B Warrants.

Series A Preferred Stock

      On August 8, 2000, the Company issued 13,500 shares of the Company’s Series A, $.01 Par Value Convertible Participating Preferred Stock (“Series A Preferred Stock”), to the then Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The Series A Preferred Stock is initially convertible into an aggregate of 1,350,000 shares of Company Common Stock. The price of the Series A Preferred Stock was $1,562.50 per share. The Series A Preferred Stock participates in any dividends paid to the holders of Company Common Stock but otherwise is not entitled to receive any dividends. The Series A Preferred Stock has a liquidation preference of $.01 per share, and will also participate with the Company Common Stock in any liquidating distributions on an as-converted basis. The holder of the Series A Preferred Stock votes with the holders of the Company Common Stock as a single class and is entitled to one vote per share. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer’s personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The promissory note, which is reflected as a reduction of stockholders’ equity, matures on July 31, 2005, at which time all principal and interest becomes due. The right to transfer the Series A Preferred Stock is restricted. See note 11.

Shares Reserved for Issuance

      At December 31, 2002, a total of 20,109,593 shares of Company Common Stock were reserved for issuance pursuant to the 1996 Plan, the Directors Plan, the ESP Plan, the Warrants, Series A Preferred Stock and Series D Preferred Stock.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

      The Company files a separate tax return and is not included in Liberty’s consolidated tax return. The provision for income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	(1)	(238)	(238)
Foreign	(443)	(130)	(185)

	(444)	(368)	(423)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total	$(444)	$(368)	$(423)

      Loss before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2002	2001	2000

Domestic	$(45,011)	$(80,332)	$(37,006)
Foreign	2,848	(5,016)	(1,614)

Total	$(42,163)	$(85,348)	$(38,620)

      The provision for income taxes differs from the amount obtained by applying the federal statutory rate (35%) to loss before income taxes as follows (amounts in thousands):

	Years Ended December 31,

	2002	2001	2000

Tax benefit computed at federal statutory rate	$14,757	$29,872	$13,517
State tax benefit, net of federal benefit	(1)	(155)	(155)
Amortization not deductible for income tax purposes	—	(1,822)	(1,731)
Other	2,648	(3,666)	1,282
Taxes on unutilized losses of foreign operations	(3,705)	(130)	(185)
Change in valuation allowance	(14,143)	(24,467)	(13,151)

Provision for income taxes	$(444)	$(368)	$(423)

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist of the following (amounts in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Tax net operating loss and credit carryforwards	$110,039	$91,664
Accruals not recognized for tax purposes	2,953	4,644
Other	8,401	8,086
Valuation allowance	(100,667)	(86,524)

Total deferred tax assets	20,726	17,870
Deferred tax liabilities:
Depreciation and amortization	(20,726)	(17,870)
Other	—	—

Total deferred tax liabilities	(20,726)	(17,870)

Net deferred tax liability	$—	$—

      At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes aggregating approximately $309,747,000. If not utilized to reduce taxable income in future periods, the federal net operating loss carryforwards will begin to expire in 2009. At December 31, 2002, federal alternative minimum tax credit carryforwards of $1,595,000, were available to offset future regular federal tax liabilities. At December 31, 2002, federal research and development tax credit carryforwards of approximately $32,000 were available to offset future federal tax liabilities.

      Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such restrictions. Such a limitation could result in the expiration of carryforwards before they are utilized.

(10)	Related Party Transactions

      Subsequent to Liberty’s acquisition of Ascent in March of 2000, Liberty and Ascent have allocated certain general and administrative expenses to the Company. Although there are no written agreements with Liberty and Ascent for these allocations, the Company believes the amounts to be reasonable. Allocations from Liberty and Ascent aggregated $145,000 and $100,000 during the year ended December 31, 2002 and 2001, respectively, and such amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations. In addition, the Company reimburses Liberty for certain expenses paid by Liberty on behalf of the Company. Amounts owed to Liberty and Ascent pursuant to these arrangements ($1,906,000 at December 31, 2002) are non-interest bearing. Subsequent to December 31, 2002, the Company repaid $895,000 of the amounts due to Liberty and Ascent.

      Effective October 1, 2002, the Company entered into a short-term agreement with Ascent Media Group, Inc. (“Ascent Media Group”), a controlled subsidiary of Liberty, pursuant to which Ascent Media Group supplied the Company with uplink and satellite transport services at a cost of $120,000 through December 31, 2002. The Company has been utilizing the services to test the satellite delivery of content updates to the Company’s downlink sites at various hotels. The Company has completed its testing of satellite delivery and the parties have executed a Content Preparation and Distribution Services Agreement, dated March 24, 2003,

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be effective April 1, 2003, which will provide for uplink and satellite transport services for a monthly fee of approximately $36,000, subject to adjustment, for a period of five years. The long-term agreement also provides for Ascent Media Group to supply the Company with content preparation services at a negotiated rate for a period of five years at the Company’s request. The Company is also negotiating an agreement with a wholly-owned subsidiary of Ascent Media Group for the installation by such subsidiary of satellite equipment at the Company’s downlink sites at hotels for a set fee per installation completed.

(11)	Transactions with Officers and Directors

      On August 8, 2000, the Company issued 13,500 shares of the Company’s Series A, $.01 Par Value Convertible Participating Preferred Stock (“Series A Preferred Stock”), to the then Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer’s personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon. The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

      On August 3, 1998, the Company loaned a Senior Vice President of the Company $175,000 in connection with such Senior Vice President’s relocation. Interest on the loan accrued at an annual interest rate of 6.34%. Interest accrued annually but was not payable by the Senior Vice President until the last payment was made on the loan in accordance with the terms of the loan agreement. All principal amounts due under the loan were to be paid in three equal payments on December 31, 2002, 2003 and 2004. As of December 31, 2002, the outstanding balance on the loan to the Senior Vice President, including accrued interest, was approximately $206,000. On February 5, 2003, all amounts due under this loan were repaid in full.

      The Company had made arrangements for the use of an airplane owned by a limited liability company of which the Company’s former Chairman of the Board and Chief Executive Officer is the sole member. When that airplane was used for purposes related to the conduct of the Company’s business, the Company reimbursed the limited liability company for such use at market rates. The aggregate amount paid for this service during the year ended December 31, 2001 was approximately $190,000. This arrangement was terminated in June 2001.

(12)	Concentration of Risk

      The Company generates the majority of its revenue from the guest usage of proprietary video systems in various hotels located primarily throughout the United States, Canada and Mexico. The Company performs periodic credit evaluations of its installed hotel locations and generally requires no collateral while maintaining allowances for potential credit losses. The Company invests its cash in high-credit quality institutions. These instruments are short-term in nature and, therefore, bear minimal risk.

      During 2002, hotels owned, managed or franchised by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Six Continents Hotels, Inc. (“Six Continents”), Hyatt Hotel Corporation (“Hyatt”), and Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) accounted for 30%, 16% 12%, 7% and 7%, respectively, of the Company’s total net room revenue. Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during 2002. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.

      As further discussed below, the Hilton master contract has expired, and Hilton has signed a new master contract with a competitor of the Company. In addition, the Company does not have master contracts with

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either Starwood or Six Continents, and the Hyatt master contract provides for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At December 31, 2002, the Company provided entertainment services to approximately 178,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 54% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At December 31, 2002, approximately 39,000 or 61% of the Company’s Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of the Company upon the expiration of such hotels’ contracts with the Company. The Company is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor’s contract. In certain cases, the Company is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that the Company will be successful in executing master or individual hotel contracts. Due to the significant cost involved in changing the proprietary video equipment installed in hotels, the Company expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, the Company will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor’s equipment can be installed. For this and other reasons, the Company does not anticipate that it will cease earning revenue from all of its Hyatt rooms on December 31, 2004 in the event that a new master contract has not been executed by that date.

      In October 2000, Hilton announced that it would not be renewing its master contract with the Company. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of the Company. Accordingly, the Company anticipates that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew. At December 31, 2002, the Company provided service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through December 31, 2002, the Company’s contracts with 71 of the aforementioned 534 hotels (20,400 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. The Company’s individual contracts with the remaining 463 Hilton hotels (105,800 rooms) expire at various dates through 2010, with 56% of those rooms expiring by 2005. During 2002, the Company entered into new contracts, or renewed existing contracts, with respect to 7,000 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will decrease. However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

      During 2001, Marriott, Hilton and Six Continents accounted for 27%, 19% and 12%, respectively of the Company’s net room revenue. During 2000, Marriott, Hilton and Six Continents accounted for 24%, 20% and 11%, respectively of the Company’s net room revenue.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Geographic Operating Information

      The following represents total revenue for the years ended December 31, 2002, 2001 and 2000 and long-lived assets as of December 31, 2002, 2001 and 2000 by geographic territory (amounts in thousands):

	2002		2001		2000

		Long-		Long-		Long-
	Total	Lived	Total	Lived	Total	Lived
	Revenue*	Assets	Revenue*	Assets	Revenue*	Assets

United States	$219,823	$316,362	$218,863	$340,952	$237,975	$339,775
Canada	13,469	19,296	13,243	21,270	13,441	21,028
All other foreign	5,105	4,893	7,303	11,821	13,964	16,994

Total	$238,397	$340,551	$239,409	$374,043	$265,380	$377,797

*	Total revenue is attributed to countries based on invoicing location of customer.

(14)	Employee Benefit Plan

      On Command is the sponsor of the On Command 401(k) Saving Plan ( the “On Command 401(k) Plan”), which provides employees an opportunity to create a retirement fund by contributing up to 15% of their eligible earnings in several different mutual funds. The Company, by resolution of the Board of Directors, generally contributes up to 50% of the amount contributed by employees up to a maximum matching contribution of 4% of the participating employee’s wages. Matching contributions made by the Company were approximately $798,000, $971,000 and $1,068,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(15)	Restructuring and Relocation Costs

      During 2001, the Company completed the process of relocating its headquarter operations from San Jose, California to Denver, Colorado. During the years ended December 31, 2001 and 2000, $12,132,000 and $6,108,000, respectively of relocation expenses were recognized and recorded in connection with such relocation. The relocation expenses included severance, stay bonuses, hiring costs, moving and travel costs, contract labor, and redundant labor and overhead costs.

      On May 21, 2001, the compensation committee of the Company’s board of directors approved a restructuring plan, which affected approximately 50 employees. Severance costs associated with the May 2001 restructuring plan aggregated $2,212,000 and were recognized during the year ended December 31, 2001.

      During the fourth quarter of 2001, the Company recorded a $2,697,000 restructuring charge to record the future lease obligations (net of estimated sublease income) associated with the Company’s exit from certain leased premises in San Jose, California.

      At December 31, 2002, the remaining liability related to the May 2001 restructuring plan was $259,000, and the liability with respect to the vacated premises in San Jose, California was $1,590,000. The liability related to the vacated premises in San Jose, California is payable through June 2004.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Commitments and Contingencies

Operating Leases

      The Company leases office space and certain equipment pursuant to non-cancelable operating leases. Rental expense under such agreements amounted to $3,586,000, $4,546,000 and $3,289,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Future minimum annual payments under non-cancelable operating leases at December 31, 2002 are as follows (amounts in thousands):

Years Ending December 31:
2003	3,229
2004	2,124
2005	881
2006	308
2007 and thereafter	95

Total	$6,637

      The foregoing future minimum payment amounts include future payments provided for in the Company’s 2001 restructuring reserve with respect to its San Jose, California premises. See note 15.

Litigation

      The Company has received a series of letters from Acacia Media Technologies Corporation regarding a portfolio of patents owned by Acacia. Acacia has alleged that its patents cover certain activities performed by the Company and has proposed that the Company take a license under those patents. The Company is reviewing Acacia’s patents and believes there are substantial arguments that Acacia’s claims lack merit.

      The Company is a defendant, and may be a potential defendant, in other lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

Other

      The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers’ programming on its video systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of rooms.

      In certain cases, the Company has entered into master contracts whereby the Company has agreed to purchase televisions and/or provide other forms of capital assistance and, to a lesser extent, provide television maintenance services to hotels during the respective terms of the applicable contracts.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

	Dec. 31	Sept. 30	June 30	March 31

	(Amounts in thousands, except per share data)
2002
Revenue	$59,225	$60,790	$60,999	$57,383
Direct margin	27,894	30,462	30,483	28,004
Net loss	(14,273)	(6,124)	(12,197)	(10,013)
Basic and diluted loss per share	$(0.46)	$(0.27)	$(0.46)	$(0.39)
2001
Revenue	$55,535	$58,322	$63,338	$62,214
Direct margin	27,488	28,360	31,286	32,327
Net loss	(34,111)	(12,481)	(19,959)	(19,165)
Basic and diluted loss per share	$(1.11)	$(0.44)	$(0.68)	$(0.63)

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company as of February 1, 2003.

Name	Position

Kenneth G. Carroll Born April 21, 1955	Has served as a Director of On Command since May 2002. Mr. Carroll has served as Senior Vice President and Chief Financial Officer of the Company’s parent, Liberty Satellite & Technology, Inc. (“LSAT”), since February 1995 and as its Treasurer since August 1999. Mr. Carroll is also currently LSAT’s acting President. He has also served as Senior Vice President and Chief Financial Officer of Phoenixstar, Inc. (formerly PRIMESTAR, Inc.), since April 1998.

Bernard G. Dvorak Born April 19, 1960	Has been Senior Vice President, Chief Financial Officer and Treasurer of On Command since July 2002. Mr. Dvorak was Chief Executive Officer and a member of the board of directors of Formus Communications, Inc., a provider of fixed wireless services in Europe, from September 2000 until June 2002, and from April 1999 until September 2000, he served as Chief Financial Officer of Formus Communications, Inc. On March 28, 2001, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Formus Communications, Inc. in the United States Bankruptcy Court for the District of Colorado. From February 1998 until April 1999, Mr. Dvorak was President, Chief Executive Officer and a member of the board of directors of Cordillera Communications Corp., a specialized mobile radio operator in Latin America, and from February 1997 until February 1998, he served as Chief Financial Officer of Cordillera Communications Corp.

William R. Fitzgerald Born May 20, 1957	Has served as a Director of On Command since October 2001. Mr. Fitzgerald has served as Senior Vice President of the Company’s indirect parent, Liberty Media Corporation (“Liberty”), and as Chairman of the Board of the Company’s affiliate, Ascent Media Group, Inc. (“Ascent Media Group”), formerly known as Liberty Livewire Corporation, since August 2000, and acting Chief Executive Officer of Ascent Media Group since May 2002. Mr. Fitzgerald served as Chief Operating Officer, Operations Administration, of AT&T Broadband LLC (which was formerly known as Tele-Communications, Inc. (“TCI”), and is now a part of Comcast Corporation) from August 1999 to May 2000, and Executive Vice President and Chief Operating Officer of TCI from March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer of TCI Communications, Inc. (“TCI Communications”), the domestic cable subsidiary of TCI, from November 1998 to March 1999, and served as an Executive Vice President of TCI Communications from December 1997 to March 1999. Mr. Fitzgerald is also a Director of LSAT and Ascent Media Group.

Paul A. Gould Born September 27, 1945	Has served as a Director of On Command since April 2000. Mr. Gould has served for over five years as a Managing Director and Executive

III-1

Name	Position

Vice President of Allen & Company Incorporated, an investment banking services company. Mr. Gould is a Director of Liberty and Ampco-Pittsburgh Corporation.

Mark K. Hammond Born September 2, 1960	Has served as a Director of On Command since November 2002. Mr. Hammond has been Executive Vice President and Chief Financial Officer of Amerus Annuity Group, an insurance company focused exclusively in the individual annuity market, since January 2001. Mr. Hammond was Chief Financial Officer and Chief Operating Officer of Integrated Communications Systems Corporation, Inc., a start-up sales, distribution and marketing services company, from March 2000 through November 2000, and was Vice President of OrionAuto, Inc., an insurance company, from January 1999 through December 1999. Mr. Hammond worked in various positions at Deloitte & Touche LLP from 1983 to 1998 with the most recent position being Audit Partner from June 1996 through December 1998.

Gary S. Howard Born February 22, 1951	Has served as Chairman of the Board of On Command since October 2001 and as a Director of On Command since April 2000. Mr. Howard has served as Executive Vice President, Chief Operating Officer, and Director of Liberty since July 1998. Mr. Howard has also served as Chairman of the Board of LSAT since August 2000, as Chief Executive Officer of LSAT from December 1996 to April 2000. Mr. Howard served as Executive Vice President of Tele-Communications, Inc., or TCI (now a part of Comcast Corporation), from December 1997 to March 1999; as Chief Executive Officer, Chairman of the Board and a Director of TV Guide, Inc. from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard is a Director of Liberty, LSAT, Ascent Media Group, SpectraSite, Inc., and UnitedGlobalCom, Inc.

David A. Simpson Born February 19, 1958	Has been Senior Vice President of Research & Development and Engineering of On Command since July 2001, and Senior Vice President of Research & Development, Operations and Engineering from October 2000 until July 2001. Mr. Simpson was Vice President, Operations of On Command, from July 1998 until October 2000. From January 1997 until June 1998, Mr. Simpson founded HomeIntranet, Inc., a start-up venture formed to design and market an integrated residential gateway device to simplify television, voice, data and home automation.

Laurence M. Smith Born April 16, 1959	Has been Senior Vice President of Sales and Distribution for On Command since November 2001. From August 2001 to November 2001, Mr. Smith served as a consultant for On Command. Mr. Smith was Executive Vice President of Sales and Marketing for IntelliReady, Inc., a provider of wiring and technology for entertainment, communication and data networks, from October 2000 until June 2001, and President of Sun Valley Resources, Inc., a start-up applications service provider serving professional employment organizations, from February 2000 until October 2000. From November 1996 until January 2000, Mr. Smith was co-founder and Executive Vice President of Internet Gift Registries, Inc., an e-commerce start-up venture.

III-2

Name	Position

Christopher Sophinos Born January 26, 1952	Has served as Director of On Command since December 2002. Has been President of On Command since April 2001 and Chief Executive Officer since October 2001. Mr. Sophinos has also served as Senior Vice President of LSAT since April 2000. Mr. Sophinos served as President of LSAT from September 1997 to April 2000 and as Senior Vice President of LSAT from February 1996 until September 1997. Mr. Sophinos served as Senior Vice President of PRIMESTAR, Inc. (now known as Phoenixstar, Inc.) from April 1998 until August 1999. Mr. Sophinos served as the President of Boats Unlimited, a retail boat dealership, from November 1993 to September 1998.

Pamela J. Strauss Born September 5, 1960	Has been Senior Vice President, General Counsel and Secretary of the Company since January 2002, and Vice President, General Counsel and Secretary since June 2001. Ms. Strauss has also served as General Counsel of LSAT since February 2000, and Secretary of LSAT since April 2000. Ms. Strauss served as Corporate Counsel for LSAT from April 1994 to April 1998, and Assistant Secretary from December 1996. Ms. Strauss has also served as Associate General Counsel for Phoenixstar, Inc. since April 1998, Secretary since July 1999 and Assistant Secretary from August 1997 to June 1999.

J. David Wargo Born October 1, 1953	Has served as a Director of On Command since November 1998. Mr. Wargo has served as President of Wargo & Company, Inc., a private investment company specializing in the communications industry, since 1993. Mr. Wargo is also a Director of Strayer Education, Inc. and OpenTV, Inc.

      During the third quarter of 2002, Messrs. Richard D. Goldstein, Carl E. Vogel and Gary L. Wilson resigned their positions as directors of the Company. In June 2002, Mr. William D. Myers resigned his position as Executive Vice President, Chief Financial Officer and Treasurer.

      There are no family relations by blood, marriage or adoption of first cousin or closer, among the above-named directors and executive officers.

      During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Compliance With Securities Laws

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the Company’s review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2002, or written representations that no Forms 5 were required, the Company believes that all of its directors and executive officers and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements during 2002.

III-3

Item 11.	Executive Compensation

Summary Compensation Table

      The following table is a summary of all forms of compensation paid by the Company to the officers named therein (the “Named Executive Officers”) for services rendered in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000 (total of six persons).

					Restricted	Securities
				Other annual	stock	underlying	All other
		Salary	Bonus	compensation	award(s)	options/SARs	compensation
Name and Position	Year	($)	($)	($)	($)	(#)	($)(6)

Christopher Sophinos(1)	2002	324,989	50,000	—	—	150,000	5,500
President and Chief Executive	2001	201,262	—	—	—	200,000	—
Officer	2000	—	—	—	—	—	—
Bernard G. Dvorak(2)	2002	114,333	—	—	—	100,000	3,033
Senior Vice President and Chief	2001	—	—	—	—	—	—
Financial Officer and Treasurer	2000	—	—	—	—	—	—
David A. Simpson	2002	299,063	—	—	—	100,000	5,500
Senior Vice President, Research &	2001	290,000	—	—	—	—	12,114
Development and Engineering	2000	212,855	19,812	—	—	100,000	6,281
Laurence M. Smith(3)	2002	240,631	—	—	—	50,000	5,500
Senior Vice President, Sales and	2001	69,846	—	—	—	100,000	40
Distribution	2000	—	—	—	—	—	—
Pamela J. Strauss(4)	2002	167,842	35,000	—	—	50,000	5,500
Senior Vice President and General	2001	113,811	—	—	—	—	—
Counsel	2000	—	—	—	—	—	—
William D. Myers(5)	2002	136,237	30,000	—	—	100,000	4,817
Former Executive Vice President,	2001	132,708	—	—	—	150,000	11,561
Chief Financial Officer and	2000	—	—	—	—	—	—
Treasurer

(1)	Mr. Sophinos became President of the Company on April 27, 2001. Although Mr. Sophinos has continued to perform duties as an officer of LSAT, Mr. Sophinos has devoted substantially all of his time to the Company since April 27, 2001. As such, the Company has been responsible for Mr. Sophinos’ compensation since May 1, 2001, and the 2001 compensation in the table represents the amount paid to reimburse LSAT for Mr. Sophinos’ compensation for the eight months ended December 31, 2001. The Company commenced paying Mr. Sophinos’ salary directly in January 2002.

(2)	Mr. Dvorak became Senior Vice President, Chief Financial Officer and Treasurer in July 2002. Accordingly, the 2002 compensation information included in the table represents five and one-half months of employment.

(3)	Mr. Smith became Senior Vice President of Sales and Distribution for On Command in November 2001. From August 2001 to November 2001, Mr. Smith served as a consultant to On Command. Accordingly, the 2001 compensation information included in the table represents two months of employment and three months of consulting services.

(4)	Ms. Strauss became Vice President, General Counsel and Secretary of On Command in June 2001. Although Ms. Strauss has continued to perform duties as an officer of LSAT, Ms. Strauss has devoted substantially all of her time to the Company since June 2001. As such, the Company has been responsible for Ms. Strauss’ compensation since June 2001, and the 2001 compensation in the table represents the amount paid to reimburse LSAT for Ms. Strauss’ compensation for the seven months ended December 31, 2001. The Company commenced paying Ms. Strauss’s salary directly in January 2002.

(5)	Mr. Myers became Executive Vice President, Chief Financial Officer and Treasurer in June 2001. Accordingly, the 2001 compensation information included in the table represents seven months of

III-4

employment. Due to Mr. Myers June 2002 resignation, the 2002 compensation information included in the table represents five months of employment.

(6)	Other compensation includes: contributions by the Company on behalf of the executives to the On Command 401(k) Plan. The On Command 401(k) Plan provides employees with an opportunity to save for retirement by contributing up to 15% of their eligible earnings in several different mutual funds. The Company, by resolution of the Board of Directors, generally contributes up to 50% of the amount contributed by the employee up to maximum matching contribution of 4%. Participant contributions to the On Command 401(k) Plan are fully vested upon contribution.

Option Grants in Last Fiscal Year

	Individual Grants

	Number of
	securities	Percent of
	underlying	total options			Grant date
	options	granted to	Exercise or		present
	granted	employees in	base price	Expiration	value
	(1)	fiscal year (2)	($/Share) (3)	date	($)(4)

Christopher Sophinos	150,000	11.7%	5.45	1/22/12	573,000
Bernard G. Dvorak	100,000	7.8%	1.10	7/8/12	77,000
David A. Simpson	100,000	7.8%	5.45	1/22/12	382,000
Laurence M. Smith	50,000	3.9%	5.45	1/22/12	191,000
Pamela J. Strauss	50,000	3.9%	5.45	1/22/12	191,000
William D. Myers	100,000	7.8%	5.45	1/22/12	382,000

(1)	The options expire ten years from grant date and vest 20% annually over five years.

(2)	The total number of options granted to On Command employees in 2002 was 1,282,000.

(3)	Represents the closing market price per share of the Company Common Stock on the date of the grant.

(4)	On Command used the Black-Scholes option pricing model to determine grant date present values using the following assumptions for the year 2002: stock price volatility of 86.3%; a five year option term; a discount rate equal to the one-year Treasury Bill rate at the date of grant; the closing price of the Company Common Stock on the date of grant; and an expected dividend rate of zero. Forfeitures are reflected as they occur. The use of this model is in accordance with SEC rules; however the actual value of an option will be measured by the difference between the stock price and the exercise price on the date the option is exercised. Accordingly, the realized value, if any, will not necessarily be the value determined by the model.

III-5

Option Exercises And Fiscal Year-End Values

      The following table provides, for the Named Executive Officers, information on (i) the exercise during the year ended December 31, 2002 of options with respect to shares of Company Common Stock, (ii) the number of shares of Company Common Stock represented by unexercised option owned by them at December 31, 2002 and (iii) the value of those options as of the same date.

Aggregated Option Exercises in 2002, and Year-End Option Values

			Number of securities
			underlying unexercised		Value of in-the-money
	Shares		options at 12/31/02		options at 12/31/02
	underlying
	options	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
	exercised	realized	(#)	(#)	($)	($)

Christopher Sophinos	—	—	40,000	310,000	—	—
Bernard G. Dvorak	—	—	—	100,000	—	—
David A. Simpson	—	—	99,000	166,000	—	—
Laurence M. Smith	—	—	20,000	130,000	—	—
Pamela J. Strauss	—	—	10,000	90,000	—	—
William D. Myers(1)	—	—	30,000	—	—	—

(1)	Mr. Myers’ unvested options on 220,000 shares expired in June 2002, in connection with his resignation from the Company.

Employment and Severance Arrangements

      For a description of a consulting arrangement with a former executive officer of the Company, see “Certain Relationships and Related Party Transactions,” below.

      The Executive Severance Plan. On May 1, 2002, the Company adopted the 2002 Executive Severance Pay Plan. Employees eligible to participate under the Executive Severance Pay Plan include the Company’s Senior Vice Presidents, Executive Vice Presidents, President and Chief Executive Officer. Under the Executive Severance Pay Plan, an eligible employee may receive certain payments and benefits in the event such employee’s employment (i) is terminated by the Company as a result of a layoff, reduction in force, or as part of a corporate transaction involving the Company where the employee is not offered comparable employment with the entity involved in the corporate transaction with the Company, or (ii) is terminated by the employee for good reason. A termination of employment by the employee will be considered “good reason” if the employee terminates his or her employment because the employee is relocated by the Company or a successor-in-interest to the Company to a primary job location more than 50 miles from the employee’s prior job location with the Company or because the employee’s base wage rate is reduced by any amount. The plan administrator has the sole discretion to determine whether these conditions are met.

      Under the Executive Severance Pay Plan, if an executed waiver and release agreement is delivered by the eligible employee to the Company within the period specified by the Company, eligible employees are entitled to payment as follows:

Title of Eligible Employee	Amount of Compensation

Senior Vice President	12 months
Executive Vice President	18 months
President or Chief Executive Officer	24 months

      Under the Severance Plan, if an executed waiver and release agreement is delivered by the eligible employee to the Company within the period specified by the Company, eligible employees are entitled to salary continuation of from one month to twelve months depending upon the employee’s title.

III-6

Compensation of Directors

      In May 1997, the Company adopted a compensation plan for independent directors, providing for both a cash component and an equity component. As cash compensation for their service to the Company, each independent director receives an annual retainer of $6,000 in cash, payable quarterly, $500 for each board meeting attended, and $500 for each meeting of a committee of the board attended. Each independent director who is also a chairman of a committee of the board receives an additional annual fee of $2,000 payable quarterly.

      The equity component of such compensation plan was set forth in the 1997 Non-Employee Directors Stock Plan adopted by the board of directors and the stockholders of the Company (the “Directors Stock Plan”). Under the Directors Stock Plan, each independent director was originally granted an award of 400 shares of Company Common Stock and a non-qualified option to purchase 4,000 shares of Company Common Stock, priced at the fair market value on the date of grant, each on an annual basis effective immediately following the Company’s annual stockholder meeting. Such options are exercisable as follows: 25% on the first anniversary of the date of grant, 50% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant.

      In April 1999, the board ratified and adopted an amendment to the Directors Stock Plan, which amendment was approved by the stockholders at the Company’s 1999 annual stockholders meeting. Pursuant to the amendment, the independent directors would continue to receive 400 shares annually, however, the annual grant to independent directors of an option to purchase 4,000 shares of Company Common Stock was replaced with a one-time grant of an option to purchase 50,000 shares of Company Common Stock. Under the terms of the amendment, any independent director who received such an option would not be eligible to receive an additional option under the Directors Stock Plan until the fifth annual meeting after the original grant. Such options provided for vesting of 25% on the first anniversary of grant, and 25% and 50%, respectively, on the second and third anniversaries, or 100% upon a change in control of the Company. In November 1999, the board acted to provide that the acquisition of Ascent Entertainment Group, Inc. (“Ascent”) by Liberty would constitute a change in control of the Company for purposes of the Directors Stock Plan.

      In June 2000, the board adopted a further amendment to the Directors Stock Plan, which amendment was approved by the Company’s stockholders in October 2000, to increase the authorized number of shares under the Plan subject to the grant of options from 296,800 to 696,800 shares.

      Since May 1997, the definition of independent director has changed, both for purposes of the Directors Stock Plan and for purposes of the cash compensation paid to independent directors. Initially, “independent director” meant a director who was not an employee of the Company or any direct or indirect parent or subsidiary of the Company. In June 2000, the board of directors changed the definition of independent director to mean a director who was not an officer or employee of the Company. The Company’s stockholders subsequently approved this change as an amendment to the Directors Stock Plan in October 2000. Then, on May 9, 2002, the definition of the term “independent director” under the Directors Stock Plan and with respect to the cash compensation paid by the Company to its independent directors, was changed again to mean a director who is not an employee of the Company or Liberty, or of any of their respective subsidiaries or affiliates.

      Effective December 19, 2002, the Board adopted a new compensation plan for independent directors which eliminates the equity component set forth in the Directors Stock Plan. The new plan defines an “independent director” as a director who is not an officer or employee of the Company or an officer or employee of Liberty or any of its direct or indirect subsidiaries. Under the new plan, independent directors receive an annual retainer of $20,000 in cash, which is to be paid out quarterly. In addition, the chairman of the Audit Committee receives an annual retainer of $7,500 and the chairman of other committees receive an annual retainer of $5,000 per committee. Independent directors receive $1,000 for each board meeting attended in person, $500 for each board meeting attended telephonically, $750 for each audit committee meeting attended in person or telephonically and $500 for all other committee meetings attended in person or

III-7

telephonically. Independent directors are also reimbursed for reasonable out of pocket expenses for attendance at board and committee meetings.

      In addition to the compensation provided generally to independent directors, as described above, during the first quarter of 2002, Messrs. Wargo and Goldstein each received $60,000 for their service during 2001 and the first quarter of 2002 on a special committee formed by the board of directors.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The current members of the Compensation Committee of the board of directors are Messrs. J. David Wargo (Chairman) and Mark K. Hammond. Messrs. Goldstein and Wilson served as members of the Compensation Committee during 2001 and thereafter until their resignations as members of the board of directors in September 2002. No member of the Company’s Compensation Committee during 2001 nor any member of the current Compensation Committee is or was an officer in the Company or any of its affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      As of December 31, 2002, the voting securities of the Company consisted of 30,854,489 outstanding shares of Company Common Stock and 13,500 issued and outstanding shares outstanding of Series A, $.01 par value Convertible Participating Preferred Stock (“Series A Preferred Stock”). As of such date, the 15,000 shares of Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”), 10,000 shares of Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”), and 60,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”), that were then issued and outstanding were not entitled to vote in the election of directors or any other matter presented for the vote of stockholders of the Company generally. The following table lists stockholders (excluding any directors or officers of the Company) believed by the Company to be the beneficial owners of more than five percent of the outstanding voting securities as of December 31, 2002 based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934, as amended. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purposes of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.

		Number of shares	Percent of
Name and address of beneficial owner	Title of class	beneficially owned	class(1)

Liberty Media Corporation(2)	Series A Preferred Stock	—	—
12300 Liberty Boulevard	Company Common Stock	30,519,659	76.4%
Englewood, CO 80112

Liberty Satellite & Technology, Inc.(2)	Series A Preferred Stock	—	—
12300 Liberty Boulevard	Company Common Stock	30,519,494	76.4%
Englewood, CO 80112

Credit Suisse First Boston(3)	Series A Preferred Stock	—	—
11 Madison Avenue	Company Common Stock	2,255,035	7.3%
New York, NY 10010

III-8

		Number of shares	Percent of
Name and address of beneficial owner	Title of class	beneficially owned	class(1)

Par Capital Management, Inc.(4)	Series A Preferred Stock	—	—
One Financial Center, Suite 1600	Company Common Stock	2,044,865	6.6%
Boston, MA 02111

Merrill Lynch & Co., Inc.(5)	Series A Preferred Stock	—	—
800 Scudders Mill Road	Company Common Stock	1,832,035	5.9%
Plainsboro, NJ 08536

Gary Wilson(6)	Series A Preferred Stock	—	—
300 Delfern Drive	Company Common Stock	1,812,000	5.6%
Los Angeles, CA 90077

Jerome H. Kern(7)	Series A Preferred Stock	13,500	100.0%
4600 S. Syracuse, Suite 1000	Company Common Stock	1,350,000	4.2%
Denver, CO 80237

(1)	Based on 13,500 shares of the Series A Preferred Stock and 30,854,489 shares of the Company Common Stock outstanding as of December 31, 2002. The Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were not voting securities as of December 31, 2002.

(2)	Based upon information contained in a Schedule 13D/A jointly filed on January 24, 2003 by Liberty and LSAT. Of the shares shown as beneficially owned by Liberty and LSAT, 30,519,494 shares are beneficially owned by LSAT’s subsidiary, Ascent, which number includes (i) 1,123,792 shares of Company Common Stock issuable upon the exercise of currently exercisable Series A Warrants and (ii) 7,947,018 shares of Company Common Stock issuable upon the conversion of shares of Series D Preferred Stock. Liberty also beneficially owns, and has sole voting and dispositive power with respect to 165 shares of Company Common Stock, which represents less than 1% of the issued and outstanding shares of Company Common Stock. Of such 165 shares beneficially owned by Liberty, 40 of such shares consist of shares of Company Common Stock issuable upon the exercise of currently exercisable Series B Warrants. Each Series B Warrant represents the right to acquire one share of Company Common Stock. Liberty and LSAT share the voting and dispositive power with respect to 30,519,494 shares of Company Common Stock. Subsequent to December 31, 2002, LSAT acquired 1,329,368 additional shares of Company Common Stock. If such share acquisitions had been included in Liberty and LSAT’s share ownership at December 31, 2002, the shares of Company Common Stock beneficially owned by Liberty and LSAT would have increased to 31,849,027 and 31,848,862, respectively, and the percentage of the outstanding Company Common Stock owned by Liberty and LSAT would each have increased to approximately 80%. LSAT owns a controlling interest in the Company, and Liberty owns a controlling interest in LSAT.

(3)	Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2002 by Credit Suisse First Boston (the “Bank”). The Bank shares voting and dispositive power over 2,255,035 shares of Company Common Stock with its consolidated subsidiaries to the extent that they constitute a part of the investment banking business (the “Reporting Person”) of Credit Suisse First Boston business unit (the “CSFB business unit”). The ultimate parent company of the Bank is Credit Suisse Group (“CSG”), a corporation formed under the laws of Switzerland. CSG is a global financial services company with two distinct business units, one of which is the CSFB business unit. CSG, for purposes of the federal securities laws, may be deemed ultimately to control the Bank and the Reporting Person. CSG disclaims beneficial ownership of the 2,255,035 shares of the Company Common Stock beneficially owned by the Reporting Person.

(4)	Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2003 by Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. The foregoing persons are hereinafter referred to collectively as the Par Reporting Persons. The Par Reporting Persons have sole voting and dispositive power over 2,044,865 shares of Company Common Stock. Par Group, L.P. and Par Capital Management, Inc. are general partners of Par Investment Partners, L.P.

III-9

(5)	Based upon information contained in a Schedule 13G filed with the SEC on January 9, 2003 by Merrill Lynch & Co., Inc. (“Merrill Lynch”), on behalf of Merrill Lynch Investment Managers. Merrill Lynch is the beneficial owner of, and shares voting and dispositive power over, 1,832,035 shares of Company Common Stock. Merrill Lynch is a parent holding company and Merrill Lynch Investment Managers (formerly known as Merrill Lynch Asset Management Group) is an operating division of Merrill Lynch’s indirectly owned asset management subsidiaries. Fund Asset Management, L.P. and Merrill Lynch Investment Managers, L.P. are the two asset management subsidiaries which hold the 1,832,035 shares of Company Common Stock.

(6)	Includes 1,810,000 Series C Warrants to purchase the same number of shares of Company Common Stock at a per share price of $15.27. The Series C Warrants are exercisable on or within 60 days after December 31, 2002.

(7)	Mr. Kern holds 13,500 shares of Series A Preferred Stock, which are convertible, at Mr. Kern’s option, into 1,350,000 shares of Company Common Stock. Mr. Kern’s ability to convert such shares into Company Common Stock is contingent upon his repayment of $24,887,000 owed to the Company as of December 31, 2002, pursuant to a promissory note.

Common Stock Ownership Of Management

      The following table sets forth information with respect to the beneficial ownership by each director and each of the Named Executive Officers of the Company and by all directors and executive officers as a group of shares of the Company Common Stock, Liberty Media Corporation Series A Common Stock (“Series A Liberty Common Stock”), Liberty Media Corporation Series B Common Stock (“Series B Liberty Common Stock”), Liberty Satellite & Technology, Inc. Series A Common Stock (“Series A LSAT Common Stock”) and Liberty Satellite & Technology, Inc., Series B Common Stock (“Series B LSAT Common Stock”). LSAT owns a controlling interest in the Company and Liberty owns a controlling interest in LSAT.

      The following information is given as of December 31, 2002 and, in the case of percentage ownership information, is based on (i) 30,854,489 shares of Company Common Stock; (ii) 2,476,953,566 shares of Series A Liberty Common Stock; (iii) 212,044,128 shares of Series B Liberty Common Stock; (iv) 34,765,055 shares of Series A LSAT Common Stock; and (v) 11,078,834 shares of Series B LSAT Common Stock in each case outstanding on that date. Shares of Company Common Stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days of December 31, 2002, and upon vesting of restricted stock, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. So far as is known to the Company, the persons indicated below have the sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

		Number of shares		Percent of	Voting
Name of beneficial owner	Title of class	beneficially owned		class	power

Directors:
Kenneth G. Carroll	Company Common Stock	—		—	—
	Series A Liberty Common Stock	17,427	(1)	*	*
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	44,323	(2)	*	*
	Series B LSAT Common Stock	—		—
William R. Fitzgerald	Company Common Stock	400		*	*
	Series A Liberty Common Stock	653,642	(3)(4)	*	*
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	52		*	*
	Series B LSAT Common Stock	—		—

III-10

		Number of shares		Percent of	Voting
Name of beneficial owner	Title of class	beneficially owned		class	power

Paul A. Gould	Company Common Stock	25,800	(5)	*	*
	Series A Liberty Common Stock	1,669,595		*	*
	Series B Liberty Common Stock	600,344		*
	Series A LSAT Common Stock	—		—	—
	Series B LSAT Common Stock	—		—
Mark K. Hammond	Company Common Stock	—		—	—
	Series A Liberty Common Stock	—		—	—
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	—		—	—
	Series B LSAT Common Stock	—		—
Gary S. Howard	Company Common Stock	800		*	*
	Series A Liberty Common Stock	5,650,822	(6)(7)	*	*
			(8)(9)(10)
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	58,022	(11)	*	*
	Series B LSAT Common Stock	—		—
Christopher Sophinos	Company Common Stock	40,000	(12)	*	*
	Series A Liberty Common Stock	5,140		*	*
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	33,495	(13)	*	*
	Series B LSAT Common Stock	—		—
J. David Wargo	Company Common Stock	51,200	(14)	*	*
	Series A Liberty Common Stock	119,502	(15)	*	*
	Series B Liberty Common Stock	4,304		*
	Series A LSAT Common Stock	—		—	—
	Series B LSAT Common Stock	—		—
Named executive officers:
Bernard G. Dvorak	Company Common Stock	—		—	—
	Series A Liberty Common Stock	—		—	—
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	—		—	—
	Series B LSAT Common Stock	—		—
William D. Myers	Company Common Stock	30,000	(16)	*	*
	Series A Liberty Common Stock	64,780	(17)	*	*
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	5,722		*	*
	Series B LSAT Common Stock	—		—
David A. Simpson	Company Common Stock	99,000	(18)	*	*
	Series A Liberty Common Stock	—		—	—
	Series B Liberty Common Stock	—		—
	Series A LSAT Common Stock	—		—	—
	Series B LSAT Common Stock	—		—
Laurence M. Smith	Company Common Stock	20,000	(19)	*	*
	Series A Liberty Common Stock	—		—	—
	Series B Liberty Common Stock	—		—
	LSAT Series A Common Stock	—		—	—
	LSAT Series B Common Stock	—		—
Pamela J. Strauss	Company Common Stock	10,000	(20)	*	*
	Series A Liberty Common Stock	4,620	(21)	*	*
	Series B Liberty Common Stock	—		—
	LSAT Series A Common Stock	336		*	*
	LSAT Series B Common Stock	—		—
All directors and officers as a group (12 persons)	Company Common Stock	277,200		*	*
	Series A Liberty Common Stock	8,185,528		*	*
	Series B Liberty Common Stock	604,648		*
	LSAT Series A Common Stock	141,950		1.3%	*
	LSAT Series B Common Stock	—		—

III-11

*	Less than 1%.

(1)	Includes 4,721 shares held by the Liberty 401(k) Saving Plan for the benefit of Mr. Carroll.

(2)	Assumes the exercise in full of LSAT Series A Common Stock options to purchase 31,465 shares, all of which are exercisable on or within 60 days after December 31, 2002. Also includes 7,500 restricted shares issued in February 2001, 25% of which vest within 60 days after December 31, 2002.

(3)	Assumes the exercise in full of Liberty Media Series A Common Stock options to purchase 611,274 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(4)	Includes 6,168 shares held by the Liberty 401(k) Savings Plan for the benefit of Mr. Fitzgerald.

(5)	Assumes the exercise in full of Company Common Stock options to purchase 25,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(6)	Includes 291,089 restricted shares of Liberty Series A Common Stock held by a Grantor Retained Annuity Trust, none of which was vested at December 31, 2002.

(7)	Assumes the exercise in full of Liberty Series A Common Stock options to purchase 4,173,183 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(8)	Includes 40,623 shares of Liberty Series A Common Stock held by the Liberty 401(k) Savings Plan for the benefit of Mr. Howard.

(9)	Includes 314,376 shares of Liberty Series A Common Stock held by a Grantor Retained Annuity Trust.

(10)	Includes 12,284 shares of Liberty Media Series A Common Stock owned directly by Mr. Howard’s wife, Mrs. Leslie D. Howard, and 185,120 shares of Liberty Series A common stock owned by Mrs. Leslie D. Howard that are held by a Grantor Retained Annuity Trust, as to which Mr. Howard has disclaimed beneficial ownership.

(11)	Assumes the exercise in full of LSAT Series A Common Stock to purchase 49,965 shares, all of which are exercisable on or within 60 days after December 31, 2002. Also includes 2,549 shares held by trusts of which Mr. Howard is beneficial owner as trustee for his children.

(12)	Assumes the exercise in full of Company Common Stock options to purchase 40,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(13)	Assumes the exercise in full of LSAT Series A Common Stock options to purchase 20,625 shares, all of which are exercisable on or within 60 days after December 31, 2002. Also includes 7,500 restricted shares issued in February 2001, 25% of which vested within 60 days of December 31, 2002.

(14)	Assumes the exercise in full of Company Common Stock options to purchase 50,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(15)	Includes 112,823 shares of Liberty Series A Common Stock held in investment accounts managed by Mr. Wargo as to which he shares voting and investment power.

(16)	Assumes the exercise in full of Company Common Stock options to purchase 30,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(17)	Assumes the exercise in full of Liberty Series A Common Stock options to purchase 23,712 shares, all of which are exercisable within 60 days after December 31, 2002.

(18)	Assumes the exercise in full of Company Common Stock options to purchase 99,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(19)	Assumes the exercise in full of Company Common Stock options to purchase 20,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(20)	Assumes the exercise in full of Company Common Stock options to purchase 10,000 shares, all of which are exercisable on or within 60 days after December 31, 2002.

(21)	Includes 1,388 shares held by the Liberty 401(k) Savings Plan for the benefit of Ms. Strauss.

III-12

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2002, with respect to compensation plans under which equity securities of the registrant are authorized for issuance:

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	Be Issued upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category — Approved by Stockholders	Warrants and Rights	Warrants and Rights	Compensation Plans

1997 Non-Employee Directors Stock Plan	125,000	$13.00	571,800
1996 Key Employee Stock Option Plan	3,215,096	$8.88	1,469,125

Total	3,340,096	$9.06	2,040,925

Item 13.	Certain Relationships and Related Transactions

Transactions with Liberty

      General. LSAT owns a controlling interest in the Company, and Liberty owns a controlling interest in LSAT. For so long as LSAT continues to indirectly control more than 50% of the outstanding voting stock of the Company, it will be able, among other things, to approve any corporate action requiring stockholder approval, by a majority or plurality, including the election of directors and, amendments to the Company’s Restated Certificate of Incorporation and Bylaws, without the consent of the other stockholders of the Company. In addition, through its representation on the Board of Directors, LSAT is able to influence certain decisions, including decisions with respect to the Company’s dividend policy, the Company’s access to capital (including the decision to incur additional indebtedness or issue additional shares of Company Common Stock or Preferred Stock), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company. For so long as Liberty indirectly controls more than 50% of the voting power of the outstanding stock of LSAT, Liberty will have similar power and influence with respect to decisions by LSAT, including decisions with respect to the Company.

      Expense Allocations from Liberty. Subsequent to Liberty’s acquisition of Ascent in March of 2000, Liberty and Ascent have allocated certain general and administrative expenses to the Company. Although there are no written agreements with Liberty and Ascent for these allocations, the Company believes the amounts to be reasonable. Allocations from Liberty and Ascent aggregated $145,000 during 2002 and such amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations. In addition, the Company reimburses Liberty for certain expenses paid by Liberty on behalf of the Company. Amounts owed to Liberty and Ascent pursuant to this arrangement ($1,906,000 at December 31, 2002) are non-interest bearing.

      Satellite Services Agreement with Ascent Media Group. Effective October 1, 2002, the Company entered into a short-term agreement with Ascent, pursuant to which Ascent supplied the Company with uplink and satellite transport services at a cost of $120,000 through December 31, 2002. The Company has been utilizing the services to test the satellite delivery of content updates to the Company’s downlink sites at various hotels. The Company has completed its testing of satellite delivery and the parties have executed a Content Preparation and Distribution Services Agreement, dated March 24, 2003, which will provide for uplink and satellite transport services for a monthly fee of approximately $36,000, subject to adjustment, for a period of five years. The long-term agreement also provides for Ascent to supply the Company with content preparation services at a negotiated rate for a period of five years at the Company’s request. The Company is also negotiating an agreement with a wholly owned subsidiary of Ascent for the installation by such subsidiary of satellite equipment at the Company’s downlink sites at hotels for a set fee per installation completed.

      Preferred Stock Held by Ascent. The Company’s Series B Preferred Stock, Series C Preferred Stock, and Cumulative Convertible Redeemable Series D Preferred Stock, were issued to Ascent during 2001, and are classified as mandatorily redeemable preferred stock within the accompanying consolidated balance sheet due to the fact that the terms of such preferred stock instruments provide for redemption provisions that are

III-13

outside of the Company’s control. Dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $8,663,000 during 2002. Accumulated dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any of such dividends in cash.

      Executive Officer Loans. On August 3, 1998, the Company loaned David A. Simpson, a Senior Vice President of the Company, $175,000 in connection with such Senior Vice President’s relocation. Interest on the loan accrued at an annual interest rate of 6.34%. Interest accrued annually but was not payable by Mr. Simpson until the last payment was made on the loan in accordance with the terms of the loan agreement. All principal amounts due under the loan were to be paid in three equal payments on December 31, 2002, 2003 and 2004. As of December 31, 2002, the outstanding balance on the loan to Mr. Simpson, including accrued interest, was approximately $206,000 On February 5, 2003, all amounts due under this loan were repaid in full.

      Consulting Arrangement. William D. Myers was the Company’s Executive Vice President, Chief Financial Officer and Treasurer until June 7, 2002 when he resigned as an officer of the Company. On June 5, 2001, Mr. Myers received a option grant of 150,000 shares of Company Common Stock. The terms of the Option Agreement pursuant to which such option was granted provided, among other things, (i) for a five-year vesting period for the options with the first 20% vesting on the first anniversary date of the grant and (ii) for the termination of the option three months after the termination of Mr. Myers’ employment with the Company. On June 5, 2002, the option vested with respect to 30,000 shares of Company Common Stock and based upon Mr. Myers’ resignation on June 7, 2002, these vested options were to terminate on September 5, 2002. Mr. Myers’ unvested options under the June 5, 2001 option grant terminated on June 7, 2002. Rather than having Mr. Myers’ vested options terminate on September 5, 2002, effective August 15, 2002, the Company entered into an arrangement with Mr. Myers, whereby Mr. Myers has agreed to provide up to 80 hours of consulting services to the Company during the period commencing June 8, 2002 and ending September 8, 2004. In exchange therefore, the Company amended the Option Agreement to provide an extension of the termination date with respect to the 30,000 vested options to September 7, 2004.

Item 14.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer (the “Executives”) conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13d-14(c), as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on this evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company’s disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date on which the Executives completed their evaluation.

III-14

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following consolidated financial statements of On Command Corporation are included in Item 8:

      (a)(2) Financial Statement Schedules

      The following consolidated financial statement schedule of On Command Corporation is included:

Independent Auditors’ Report on Schedule

Schedule II — Valuation Accounts

      (a)(3) Exhibits

           (a) Exhibits

Exhibit
number	Description

3.1	Restated Certificate of Incorporation, dated August 13, 1996, as amended by Certificate of Amendment, dated October 6, 2000, Certificate of Designations of Convertible Participating Preferred Stock, Series A, dated August 10, 2000, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B, dated March 5, 2001, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series C, dated April 23, 2001, and Certificate of Designations of Cumulative Convertible Redeemable Preferred Stock, Series D, dated June 29, 2001. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001 of On Command Corporation).
3.2	Bylaws of On Command Corporation, as amended on November 23, 1998, August 5, 1999, March 13, 2001 and May 9, 2002. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of On Command Corporation).
4.1	Registration Rights Agreement by and among On Command Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
4.2	Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.1	Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-98502) of Ascent Entertainment Group, Inc.).

Exhibit
number	Description

10.2	Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version) (confidential treatment requested) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of On Command Corporation).
10.3	Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels Corporation and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.4	Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 of On Command Corporation).
10.5*	Amended and Restated On Command Corporation 1996 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.6*	1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of On Command Corporation (File No. 333-33149), filed on August 8, 1997).
10.7*	Amended and Restated 1997 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.2 of the Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2002 of On Command Corporation).
10.8*	On Command Corporation 2002 Executive Severance Pay Plan, effective May 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of On Command Corporation).
10.9*	Separation and Release Agreement dated as of April 25, 2001 between Jerome H. Kern and On Command Corporation. (Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2001, of On Command Corporation).
10.10*	Form of Waiver and Release Agreement. (Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2001 of On Command Corporation).
10.11	Stock Purchase and Loan Agreement, dated as of August 4, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 1 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.12	Secured Note, due August 1, 2005, made by Jerome H. Kern to the order of On Command Corporation (Incorporated by reference to Exhibit 3 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.13	Pledge and Security Agreement, dated as of August 10, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 4 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.14	Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.15	Amendment No. 1, dated as of March 27, 2001, to the Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).

Exhibit
number	Description

10.16	Amendment No. 2 dated as of November 14, 2001, to the Credit Agreement, by and among On Command Corporation, Toronto Dominion (Texas), Inc. Fleet National Bank, Bank of America, the Bank of New York Company and the Bank of New York. (Incorporated by reference to Exhibit 10.16 of the Annual Report of Form 10-K for the year ended December 31, 2001 of On Command Corporation).
10.17	Preferred Stock Purchase Agreement, dated March 5, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K for the year ended December 31, 2001 of On Command Corporation).
10.18	Preferred Stock Purchase Agreement, dated April 23, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
10.19	Preferred Stock Purchase Agreement, dated June 29, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
21	Subsidiaries of On Command Corporation filed herewith.
23.1	Independent Auditors’ Consent filed herewith.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Indicates compensatory plan or arrangement.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002

Date of report	Item reported	Financial statements filed

November 14, 2002	Item 9	None
November 15, 2002	Item 5	None

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholders

On Command Corporation:

      Under date of February 12, 2003, except as to Note 6 to the consolidated financial statements which is as of March 28, 2003, we reported on the consolidated balance sheets of On Command Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      Our reports dated February 12, 2003, except as to note 6 to the consolidated financial statements, which is as of March 28, 2003, contain an explanatory paragraph that the maximum leverage ratio permitted under the Company’s debt facility was 4.25, and the Company’s actual leverage ratio was 3.99. Because the maximum leverage ratio permitted at March 31, 2003 steps down to 3.50, the Company believes that it would not have been in compliance with such covenant at March 31, 2003 had it not reached agreement with its bank lenders to postpone, until June 29, 2003, the step down of the leverage ratio from 4.25 to 3.50. The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our reports refer to a change in the method of accounting for goodwill in 2002.

KPMG LLP

Denver, Colorado

February 12, 2003, except as

to note 6 to the consolidated
financial statements, which is
as of March 28, 2003

ON COMMAND CORPORATION

SCHEDULE II — VALUATION ACCOUNTS

	Balance at	Charged to		Balance
	beginning	costs or		at end
Description	of period	expenses	Deductions	of period

	(Amounts in thousands)
From January 1, 2002 to December 31, 2002
Deferred tax asset valuation allowance	$86,524	$14,143	$—	$100,667
Bad debt allowance	1,640	(9)	544	1,087
From January 1, 2001 to December 31, 2001
Deferred tax asset valuation allowance	$71,528	$14,996	$—	$86,524
Bad debt allowance	1,366	360	86	1,640
From January 1, 2000 to December 31, 2000
Deferred tax asset valuation allowance	$56,650	$14,776	$—	$71,528
Bad debt allowance	2,287	451	1,372	1,366

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado on March 31, 2003.

ON COMMAND CORPORATION

By:	/s/ CHRISTOPHER SOPHINOS

Christopher Sophinos
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY S. HOWARD Gary S. Howard	Chairman of the Board and Director	March 31, 2003

/s/ KENNETH G. CARROLL Kenneth G. Carroll	Director	March 31, 2003

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald	Director	March 31, 2003

/s/ PAUL A. GOULD Paul A. Gould	Director	March 31, 2003

/s/ MARK K. HAMMOND Mark K. Hammond	Director	March 31, 2003

/s/ J. DAVID WARGO J. David Wargo	Director	March 31, 2003

/s/ CHRISTOPHER SOPHINOS Christopher Sophinos	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ BERNARD G. DVORAK Bernard G. Dvorak	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 31, 2003

CERTIFICATION

I, Christopher Sophinos, certify that:

      1. I have reviewed this annual report on Form 10-K of On Command Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHRISTOPHER SOPHINOS

Christopher Sophinos
President and Chief Executive Officer

Date: March 31, 2003

CERTIFICATION

I, Bernard G. Dvorak, certify that:

      1. I have reviewed this annual report on Form 10-K of On Command Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BERNARD G. DVORAK

Bernard G. Dvorak
Senior Vice President, Chief Financial Officer
and Treasurer

Date: March 31, 2003

EXHIBIT INDEX

Exhibit
number	Description

3.1	Restated Certificate of Incorporation, dated August 13, 1996, as amended by Certificate of Amendment, dated October 6, 2000, Certificate of Designations of Convertible Participating Preferred Stock, Series A, dated August 10, 2000, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B, dated March 5, 2001, Certificate of Designations of Cumulative Redeemable Preferred Stock, Series C, dated April 23, 2001, and Certificate of Designations of Cumulative Convertible Redeemable Preferred Stock, Series D, dated June 29, 2001. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001 of On Command Corporation).
3.2	Bylaws of On Command Corporation, as amended on November 23, 1998, August 5, 1999, March 13, 2001 and May 9, 2002. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of On Command Corporation).
4.1	Registration Rights Agreement by and among On Command Corporation and the other parties named therein (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
4.2	Warrant Agreement by and among On Command Corporation and the other parties named therein, which is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.1	Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-98502) of Ascent Entertainment Group, Inc.).
10.2	Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version) (confidential treatment requested) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of On Command Corporation).
10.3	Hilton Hotels Corporation-On Command Video Agreement, dated April 27, 1993, by and between Hilton Hotels Corporation and On Command Video Corporation (confidential treatment granted) (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation).
10.4	Standard Lease, dated June, 1996, between Berg & Berg Developers, and On Command Video Corporation (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1996 of On Command Corporation).
10.5*	Amended and Restated On Command Corporation 1996 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.6*	1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of On Command Corporation (File No. 333-33149), filed on August 8, 1997).
10.7*	Amended and Restated 1997 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.2 of the Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2002 of On Command Corporation).
10.8*	On Command Corporation 2002 Executive Severance Pay Plan, effective May 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of On Command Corporation).
10.9*	Separation and Release Agreement dated as of April 25, 2001 between Jerome H. Kern and On Command Corporation. (Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2001, of On Command Corporation).
10.10*	Form of Waiver and Release Agreement. (Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2001 of On Command Corporation).

Exhibit
number	Description

10.11	Stock Purchase and Loan Agreement, dated as of August 4, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 1 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.12	Secured Note, due August 1, 2005, made by Jerome H. Kern to the order of On Command Corporation (Incorporated by reference to Exhibit 3 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.13	Pledge and Security Agreement, dated as of August 10, 2000, by and between Jerome H. Kern and On Command Corporation (Incorporated by reference to Exhibit 4 to the Report on Schedule 13D/A filed by Jerome H. Kern on August 18, 2000 with respect to securities of On Command Corporation).
10.14	Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.15	Amendment No. 1, dated as of March 27, 2001, to the Credit Agreement, dated as of July 18, 2000, by and among On Command Corporation, the lenders party thereto, Toronto Dominion (Texas), Inc., Fleet National Bank, Bank of America, N.A., and the Bank of New York. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K/A for the year ended December 31, 2000 of On Command Corporation).
10.16	Amendment No. 2 dated as of November 14, 2001, to the Credit Agreement, by and among On Command Corporation, Toronto Dominion (Texas), Inc. Fleet National Bank, Bank of America, the Bank of New York Company and the Bank of New York. (Incorporated by reference to Exhibit 10.16 of the Annual Report of Form 10-K for the year ended December 31, 2001 of On Command Corporation).
10.17	Preferred Stock Purchase Agreement, dated March 5, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K for the year ended December 31, 2001 of On Command Corporation).
10.18	Preferred Stock Purchase Agreement, dated April 23, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
10.19	Preferred Stock Purchase Agreement, dated June 29, 2001, between On Command Corporation and Ascent Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by On Command Corporation on July 17, 2001).
21	Subsidiaries of On Command Corporation filed herewith.
23.1	Independent Auditors’ Consent filed herewith.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Indicates compensatory plan or arrangement.