Form 10-Q
period 2003-03-31
ON COMMAND CORP
filed 2003-05-15
CIK 1020871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:  00-21315

ON COMMAND CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0435194
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4610 South Ulster Street, 6th Floor Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 873-3200

Indicate by check mark whether the registrant is an accelerated filer (as described in  Rule 12(b)-2 of the Securities Exchange Act).  ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2003 was 30,858,340 shares.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2003	2002
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,036	$4,501
Accounts receivable, net	30,531	33,525
Other current assets	3,245	3,461
Total current assets	36,812	41,487

Property and equipment:
Video systems
In service	675,156	668,697
Construction in progress	35,290	37,511
	710,446	706,208
Support equipment, vehicles and leasehold improvements	26,231	26,245
	736,677	732,453
Accumulated depreciation	(467,901)	(457,482)
	268,776	274,971

Goodwill	65,580	65,580

Other assets, net	14,691	14,444

Total assets	$385,859	$396,482
	(continued)

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

(continued)

	March 31,	December 31,
	2003	2002
	(amounts in thousands)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$21,596	$28,689
Accounts payable to parent (note 5)	1,191	1,906
Accrued compensation	5,545	6,433
Sales, use and property tax liabilities	4,693	4,585
Other accrued liabilities	7,243	7,987
Current portion of debt (note 4)	833	833

Total current liabilities	41,101	50,433

Long-term debt (note 4)	265,695	261,946
Other long-term liabilities	223	496
Total liabilities	307,019	312,875

Minority interest in consolidated subsidiary	245	259

Redeemable securities:
Mandatorily redeemable preferred stock	100,110	97,848
Common stock subject to repurchase obligation (note 7)	2,333	2,333
Total redeemable securities	102,443	100,181

Stockholders’ deficit:
Preferred stock, $.01 par value; shares authorized – 10,000,000; shares issued and outstanding – 98,500 in 2003 and 2002	—	—
Common stock, $.01 par value; shares authorized - 150,000,000; shares issued – 30,977,840 in 2003 and 30,973,989 in 2002	310	310
Additional paid-in capital	297,566	299,398
Accumulated other comprehensive loss	(2,478)	(4,533)
Accumulated deficit	(292,585)	(285,777)
	2,813	9,398
Common stock held in treasury, at cost (119,500 shares in 2003 and 2002)	(1,344)	(1,344)
Note receivable from stockholder (note 5)	(25,317)	(24,887)
Total stockholders’ deficit	(23,848)	(16,833)

Commitments and contingencies (notes 6 and 7)

Total liabilities and stockholders’ deficit	$385,859	$396,482

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
Net revenue:
Net room revenue	$54,754	$54,254
System and equipment sales and other	1,966	3,129
Total net revenue	56,720	57,383

Direct costs of net revenue:
Content fees, commissions and other in-room services	27,386	27,884
System, equipment and other costs	862	1,380
Total costs of net revenue	28,248	29,264

Direct margin (exclusive of other operating expenses shown separately below)	28,472	28,119

Other operating expenses:
Operations support	6,062	6,506
Research and development	1,083	957
Selling, general and administrative (note 5)	5,576	5,542
Depreciation and amortization	18,963	20,131
Asset impairments and other charges	325	1,829
Total other operating expenses	32,009	34,965

Loss from operations	(3,537)	(6,846)

Interest expense	(3,353)	(3,606)
Other income, net	170	482

Loss before income taxes	(6,720)	(9,970)

Income tax expense	(88)	(43)

Net loss	(6,808)	(10,013)

Dividends on mandatorily redeemable preferred stock	(2,262)	(2,054)

Net loss attributable to common stockholders	$(9,070)	$(12,067)

Basic and diluted net loss per common share (note 2)	$(0.29)	$(0.39)

Basic and diluted weighted average number of common shares outstanding	30,858	30,892

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)

Net loss	$(6,808)	$(10,013)
Foreign currency translation adjustment, net of tax	2,055	(71)

Comprehensive loss	$(4,753)	$(10,084)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2003

(unaudited)

	Preferred stock	Common stock	Additional paid-in Capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Note receivable from stockholder	Total stockholders’ deficit
	(amounts in thousands)
Balance at December 31, 2002	$—	$310	$299,398	$(4,533)	$(285,777)	$(1,344)	$(24,887)	$(16,833)
Net loss	—	—	—	—	(6,808)	—	—	(6,808)
Other comprehensive income	—	—	—	2,055	—	—	—	2,055
Interest on stockholder note (note 5)	—	—	430	—	—	—	(430)	—
Dividends on mandatorily redeemable preferred stock	—	—	(2,262)	—	—	—	—	(2,262)
Balance at March 31, 2003	$—	$310	$297,566	$(2,478)	$(292,585)	$(1,344)	$(25,317)	$(23,848)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
	(note 3)
Cash flows from operating activities:
Net loss	$(6,808)	$(10,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,963	20,131
Payments of restructuring costs	(273)	(480)
Asset impairments and other charges	325	1,829
Other non-cash items	287	196
Changes in assets and liabilities:
Accounts receivable	3,137	(2,062)
Other assets	521	630
Accounts payable	(6,431)	(527)
Accounts payable to parent	(833)	(37)
Accrued compensation	(869)	246
Sales, use and property tax liabilities	81	(362)
Other accrued liabilities	(762)	818

Net cash provided by operating activities	7,338	10,369

Cash flows from investing activities:
Capital expenditures	(11,998)	(12,440)
Cost investments	—	(1,716)

Net cash used in investing activities	(11,998)	(14,156)

Cash flows from financing activities:
Borrowings of debt	4,000	7,000
Repayments of debt	(251)	(270)
Payment of deferred financing costs	(550)	—
Proceeds from issuance of common and preferred stock	—	31

Net cash provided by financing activities	3,199	6,761

Effect of exchange rate changes on cash	(4)	(29)

Net increase (decrease) in cash and cash equivalents	(1,465)	2,945

Cash and cash equivalents, beginning of period	4,501	2,869

Cash and cash equivalents, end of period	$3,036	$5,814

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(unaudited)

(1)                                  Basis Of Presentation

On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. (“Ascent”).  Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, “On Command” or the “Company”). On March 28, 2000, Liberty Media Corporation (“Liberty”) closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company.  On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty.  The portion of Liberty’s cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying condensed consolidated financial statements of the Company due to the fact that a significant percentage of the Company’s common stock (“Company Common Stock”) is owned by stockholders other than Liberty.  In April 2002, Liberty Satellite & Technology, Inc., (“LSAT”), a majority-owned subsidiary of Liberty, acquired 100% of the common equity of Ascent.  At March 31, 2003, LSAT, through its ownership interest in Ascent, owned approximately 74% of the outstanding Company Common Stock and 100% of certain series of the Company’s preferred stock, which ownership interests collectively represented approximately 80% of the voting power associated with On Command’s common and preferred securities.

The Company develops, assembles and operates proprietary video systems. The Company’s primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels. These interactive services include video games, Internet offerings, digital music and various hotel and guest services. At March 31, 2003, the Company’s primary operating subsidiaries or branches were located in the United States, Canada and Mexico.

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 2003, as well as the results of its operations for the three months ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Significant estimates are involved in determining the allowance for doubtful accounts receivable, asset impairments, the estimated useful lives of property and equipment and intangible assets, and the amounts of certain accrued liabilities. Actual results may  vary significantly from these estimates.

Certain prior period amounts have been reclassified for comparability with the 2003 presentation.

(2)                                  Earnings (Loss) Per Common Share

The loss per common share for the three months ended March 31, 2003 and 2002 is based on 30,858,000 and 30,892,000 weighted average shares outstanding during the respective periods.  Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.  At March 31, 2003 and 2002, the number of potential dilutive common shares was approximately 19,966,000 and 20,933,000, respectively.  Such potential common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities.  The foregoing potential common share amount does not take into account the assumed number of shares that may be repurchased by the Company upon the exercise of stock options.

(3)                                  Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $3,209,000 and $2,848,000 during the three months ended March 31, 2003 and 2002, respectively.  Cash paid for income taxes was not significant during these periods.

(4)                                  Debt

Debt is summarized as follows (amounts in thousands):

	March 31, 2003	December 31, 2002

Revolving Credit Facility(a)	$265,633	$261,633
Capital lease obligations	895	1,146
	266,528	262,779
Less current portion	(833)	(833)
	$265,695	$261,946

(a)               The Company’s revolving credit facility, as amended, (the “Revolving Credit Facility”) provided for aggregate borrowings of $275,000,000 at March 31, 2003.  Borrowings under the Revolving Credit Facility are due and payable in July 2004.  The Company had $9,367,000 of remaining availability under the Revolving Credit Facility at March 31, 2003.  The Company’s ability to draw additional funds under the Revolving Credit Facility is subject to the Company’s continued compliance with applicable financial covenants.

Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.82% effective borrowing rate at March 31, 2003).  In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company.  The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company’s ability to pay dividends or make other distributions, and restrictions on the Company’s ability to make capital expenditures.  In addition, the Company is required to maintain leverage and interest coverage ratios.  The Company was in compliance with such covenants at March 31, 2003.  Substantially all of the Company’s assets are pledged as collateral for borrowings under the Revolving Credit Facility.

On March 28, 2003, the Company and its bank lenders amended the Revolving Credit Facility  to postpone until June 30, 2003 the step down of the leverage ratio covenant of its Revolving Credit Facility from 4.25 to 3.50. Accordingly, the maximum leverage ratio permitted under the Revolving Credit Facility at March 31, 2003 was 4.25, and the Company’s actual leverage ratio was 4.00 as of such date.  On April  17, 2003, the Company and its bank lenders executed an Amended and Restated Credit Agreement.  The closing of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by Liberty to the Company to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement.  However, Liberty has no obligation to make any contribution to the Company, and there can be no assurance that any such contribution will be made.  The terms of any potential Liberty contribution (including the securities or other consideration to be received by Liberty in exchange for such contribution) have not yet been agreed upon.  After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility.  The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both facilities would mature on December 31, 2007.

Although the Company is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at March 31, 2003, the Company believes that it will be out of compliance with such covenant at June 30, 2003 if the closing of the Amended and Restated Credit Agreement does not occur by that date.  If the Amended and Restated Credit Agreement has not closed by June 30, 2003, the Company anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant.  It is uncertain if the Company’s lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment.  In the event that the closing of the Amended and Restated Credit Agreement does not occur by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the Revolving Credit Facility.  Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all the Company’s assets.  No assurance can be given that the Amended and Restated Credit Agreement will close.  In addition, if the Amended and Restated Credit Agreement does not close, no assurance can be given that the Company will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under its existing Revolving Credit Facility.  In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, the Company’s independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of the Company stating in part that “The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern.”

(5)                                  Related Party Transactions

Liberty allocates certain general and administrative expenses to the Company.  Although there are no written agreements with Liberty for these allocations, the Company believes the amounts to be reasonable.  Allocations from Liberty aggregated $37,000 for each of the three month periods ended March 31, 2003 and 2002, and such amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  In addition, the Company reimburses Liberty for certain expenses, including various insurance premiums, paid by Liberty on behalf of the Company.  Amounts owed to Liberty pursuant to these arrangements ($1,191,000 at March 31, 2003) are non-interest bearing.

In 2002, On Command entered into a short-term agreement with Ascent Media Group, Inc., a consolidated subsidiary of Liberty, (“Ascent Media”) pursuant to which Ascent Media supplied On Command with uplink and satellite transport services at a cost of $180,000 through March 31, 2003.  On March 24, 2003, the parties executed a Content Preparation and Distribution Services Agreement that will provide for uplink and satellite transport services for a monthly fee of $36,000, subject to adjustment, for a period of five years, beginning on April 1, 2003.  This agreement also provides for Ascent Media to supply On Command with content preparation services at a negotiated rate for a period of five years at On Command’s request. On Command has also entered into an agreement dated April 1, 2003 with a wholly-owned subsidiary of Ascent Media for the installation by such subsidiary of satellite equipment at On Command’s downlink sites at hotels for a fee of $500 per installation completed.

On August 8, 2000, the Company issued 13,500 shares of the Company’s Series A, $.01 Par Value Convertible Participating Preferred Stock (“Series A Preferred Stock”), to the former Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment.  The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer’s personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon.  The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

(6)                                  Significant Customers

During the three months ended March 31, 2003, hotels owned, managed or franchised by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Six Continents Hotels, Inc. (“Six Continents”), Hyatt Hotel Corporation (“Hyatt”), and Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) accounted for 32%, 15%, 11%, 7% and 7%, respectively, of the Company’s total net room revenue.   Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during the three months ended March 31, 2003.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.

On March 21, 2001, the Company and Marriott entered into a definitive master agreements pursuant to which the Company distributes its services in hotel rooms owned or managed by Marriott.  In addition, the Company has the opportunity to enter into agreements to provide its services to additional hotel rooms franchised by Marriott.  The master agreement with Marriott expires in 2008.  At March 31,

2003, On Command provided entertainment services to approximately 166,000 rooms that were owned or managed by Marriott, and approximately 94,000 rooms that were franchised by Marriott.

On Command’s master contract with Hilton expired in April 2000, and in October 2000, Hilton announced that it would not be renewing such master contract.  As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of the Company.  Accordingly, the Company anticipates that hotels owned by Hilton will not renew their contracts as they expire.  However, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those hotels will choose to renew.  At March 31, 2003, the Company provided service to approximately 121,000 rooms in 523 hotels that are owned, managed or franchised by Hilton.  The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton.  Through March 31, 2003, the Company’s contracts with 75 of the aforementioned 523 hotels (19,000 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals.  The Company’s individual contracts with the remaining 448 Hilton hotels (102,000 rooms) expire at various dates through 2010, with 53% of those rooms expiring by 2005.  Since January 2002, the Company has entered into new contracts, or renewed existing contracts, with respect to 8,400 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. The net room revenue derived from hotels that were owned, managed, or franchised by Hilton decreased 17% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will continue to decrease.  However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

The Company does not have master contracts with either Starwood or Six Continents, and the Company’s master contract with Hyatt provides for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004.  At March 31, 2003, the Company provided entertainment services to approximately 176,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents.  Agreements with respect to approximately 51% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004.  At March 31, 2003, approximately 38,000 or 60% of the Company’s Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of the Company upon the expiration of such hotels’ contracts with the Company.  The Company is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor’s contract.

In certain cases, the Company is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains.  No assurance can be given that the Company will be successful in executing master or individual hotel contracts.  However, the Company expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, the Company will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor’s equipment can be installed.

(7)                                  Commitments and Contingencies

In connection with a first quarter 2001 acquisition of a 7.5% interest in e-ROOM CORPORATION (“e-ROOM”) and the settlement of certain litigation, the Company agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share.  During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share.  The $448,000 excess of the repurchase obligation, calculated at $15 per share, over the aggregate price paid to repurchase such shares has been reflected as an adjustment to net loss attributable to common stockholders in the Company’s consolidated statements of operations for the year ended December 31, 2002.  In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase.  The Company is not precluded from repurchasing such shares at an earlier date.  The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum.  On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004.  The repurchase price for such shares will remain at $15 per share.

On February 28, 2001, the Company acquired a controlling interest in Hotel Digital Network, Inc. (“Hotel Digital Network”).   In connection with such acquisition, the Company entered into a stockholders agreement (the “HDN Stockholders Agreement”) with the then controlling stockholder of Hotel Digital Network (the “HDN Stockholder”).  The HDN Stockholders Agreement provided the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require the Company to exchange shares of Company Common Stock for all, but not less than all, of the Hotel Digital Network common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right, and in May 2003, the Company acquired all of the HDN Stockholder’s interests in HDN common stock for cash and certain other consideration, which in the aggregate was not material to the Company’s financial condition.  Such acquisition, which did not require the issuance of any shares of Company Common Stock, represented the final settlement of the Company’s purchase obligation under the HDN Stockholders Agreement.

The Company is a party to affiliation agreements with programming suppliers.  Pursuant to certain of these agreements, the Company is committed to distribute such suppliers’ programming on its video systems.  Additionally, certain of these agreements provide for minimum payments and per room rates that escalate as the number of rooms receiving programming decreases.

In certain cases, the Company has entered into master contracts whereby the Company has agreed to purchase televisions and/or provide capital assistance and, to a lesser extent, provide television maintenance services to hotels during the respective terms of the applicable contracts.

The Company has received a series of letters from Acacia Media Technologies Corporation (“Acacia”) regarding a portfolio of patents owned by Acacia.  Acacia has alleged that its patents cover certain activities performed by the Company and has proposed that the Company take a license under those patents.  The Company is reviewing Acacia’s patents and believes there are substantial arguments that Acacia’s claims lack merit.

The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business.  Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made.  In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(8)                                  Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations, to account for its fixed plan stock options.  Under this method, compensation expense for stock options or awards that are fixed generally is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by Statement 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.  The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (amounts in thousands except per share amounts).

	Three months ended March 31,
	2003	2002

Net loss, as reported	$(6,808)	$(10,013)
Stock compensation expense determined under fair value method, net of taxes	(1,204)	(1,346)
Pro forma net loss	$(8,012)	$(11,359)
Pro forma net loss applicable to common shareholders	$(10,274)	$(13,413)

Loss per share:
Basic and diluted - as reported	$(0.29)	$(0.39)
Basic and diluted - pro forma	$(0.33)	$(0.43)

(9)                                  Subsequent Events

On April 2, 2003, the Company announced that it received an expression of interest from Liberty regarding the possibility of Liberty acquiring all the issued and outstanding shares of the Company that Liberty (through its subsidiaries) does not already own.  As proposed by Liberty, the Company’s stockholders would receive 0.0787 of a share of Liberty Media Corporation Series A common stock for each share of On Command common stock held.  The transaction would be taxable to the Company’s stockholders.

On Command’s Board of Directors has established a committee of independent directors to consider the overture by Liberty.  The committee has engaged independent legal counsel and financial advisors and has authority, among other things, to review and evaluate the terms and conditions of the proposed transaction, to determine whether the proposed transaction is in the best interests of the Company and its public stockholders, to negotiate with Liberty, and  to accept, reject, or modify the proposed transaction.  Any transaction between the Company and Liberty would be subject to negotiation, execution and delivery of definitive documentation relating thereto and any closing conditions provided for in such documentation.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements of the Company, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

•                  Trends in hotel occupancy rates and business and leisure travel patterns, including the potential impacts that wars, actual or threatened terrorist attacks and national security responses thereto, contagious diseases such as severe acute respiratory syndrome, or other events might have on such occupancy rates and travel patterns;

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

•                  The development, provision and marketing of new platforms and services, and customer acceptance, usage rates, and profitability of such platforms and services;

•                  Uncertainties inherent in the Company’s efforts to improve future operating results by increasing revenue and decreasing costs;

•                  Uncertainties inherent in the Company’s efforts to effectively manage capital expenditures;

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

•                  Uncertainties inherent in the ability of On Command to satisfy the closing conditions of the Amended and Restated Credit Agreement (including the required $40,000,000 equity contribution from Liberty) on a timely basis and, if not satisfied, the ability of On Command to restructure or refinance the Revolving Credit Facility; and

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

Material Changes in Results of Operations

Revenue

Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company.  Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short subject products and digital music.  The Company also earns revenue from the sale of video and music systems to third parties and the sale of video equipment to hotels.  The Company’s total net revenue during the three months ended March 31, 2003 and 2002 was $56,720,000 and $57,383,000, respectively.

Net room revenue increased $500,000 or less than 1% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  The increase in net room revenue during the 2003 period is attributable to the net effect of (i) a decrease attributable to a lower volume of pay-per-view buys;  (ii) an increase attributable to higher average rates for certain pay-per-view products; (iii) a $1,000,000 increase in the aggregate revenue derived from short subject, digital music and television-based Internet products; and (iv) a $715,000 increase in free-to-guest programming revenue.  The Company believes that the decrease in pay-per-view buys is attributable to the combined effect of (i) a decrease in buy rates for  certain pay-per-view products, (ii) a decrease in occupancy rates (as further discussed below), and (iii) a reduction in the average number of rooms served by the Company.  The 4.4% decline in the average number of rooms served by the Company during the 2003 period is attributable to (i) the sale of the Company's European operations; (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels.

Overall hotel occupancy rates, as reported by Smith Travel Research, declined 1.1% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  In addition, occupancy rates for hotels in the top 25 markets, as reported by Smith Travel Research, declined 1.0% over the same period.  Since the Company derives a significant portion of its revenue from hotels located in the top 25 markets, the Company believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on the Company’s business.  Hotel occupancy rates are outside of the Company’s control, and changes in hotel occupancy rates can have a significant impact on the Company’s results of operations.

During the three months ended March 31, 2003, hotels owned, managed or franchised by Marriott, Hilton, Six Continents, Hyatt, and Starwood accounted for 32%, 15%, 11%, 7% and 7%, respectively, of the Company’s total net room revenue.   Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during the three months ended March 31, 2003.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition. For additional information concerning the Company’s relationships with its significant customers, see note 6 to the accompanying condensed consolidated financial statements.

System and equipment sales and other revenue decreased $1,163,000 or 37.2% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  Such decrease is primarily attributable to the net effect of (i) a $674,000 decrease in sales of the Company’s music systems; and (ii) a $407,000 decrease in sales of the Company’s video systems and equipment. The decrease in music systems sales is largely attributable to the Company’s efforts to convert its primary music system customer to a software-based music system from a hardware-based music system. The Company expects to initiate sales of its software-based music systems to this customer during the third quarter of 2003.  As a result, the Company expects that it will not realize significant revenue from the sale of hardware-based music systems during 2003 and future periods, and that the revenue to be derived from the sale of its software-based music systems during 2003 will be significantly lower than the revenue derived from music system sales during 2002 due to lower sales volumes and lower per unit sales prices.

Direct Costs

Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with the Company’s Internet product, and costs associated with video and music systems sold to other providers, and video equipment sold to hotels.

Content fees, commissions and other in-room service costs decreased $498,000 or 1.8% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease represents the net effect of individually insignificant changes in the components of this line item. Free-to-guest programming costs remained relatively constant during the 2003 and 2002 periods as higher rates from programmers were offset by cost savings resulting from the optimization of certain channel line-ups and changes in certain distribution agreements. In the aggregate, content fees, commissions and other in-room service costs represented 50.0% and 51.4% of total net room revenue during the 2003 and 2002 periods, respectively. Certain of the Company’s content fees and other in-room service costs do not vary with room revenue and occupancy rates.

System, equipment and other costs decreased $518,000 or 37.5% during 2003, as compared to 2002.  The majority of such decrease is attributable to lower costs as a result of lower system and equipment sales, as described above.

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

Operations Support

Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment.  Operations support expense decreased $444,000 or 6.8% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  Such decrease represents the net effect of individually insignificant changes in the components of this line item.

Research and Development

Research and development expense increased $126,000 or 13.2% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  The increase is primarily attributable to contract labor associated with the launch of the Company’s satellite distribution system.

Selling, General and Administrative

Selling, general and administrative expense increased $34,000 or less than 1% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such increase is attributable to the net effect of (i) higher labor costs, (ii) lower bad debt expense, and (iii) various other individually insignificant changes in the components of this line item. The decrease in bad debt expense is largely attributable to the collection of a receivable that had been fully reserved in a prior period. The percentage of total net revenue that is represented by selling, general and administrative expense was 9.8% and 9.7% during the 2003 and 2002 periods, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $1,168,000 or 5.8% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  Such decrease represents the net effect of reductions to the Company’s depreciable asset base that were only partially offset by increases attributable to capital expenditures.  The decrease in the Company’s depreciable asset base is attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions.

Asset Impairment and Other Charges

The Company recorded impairment charges of $325,000 and $1,829,000 during the three months ended March 31, 2003 and 2002, respectively.  The 2002 amount includes a loss of  $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc. (“STSN”).   The Company also recorded other charges aggregating $325,000 and $418,000 during the 2003 and 2002 periods, respectively.  Such charges are comprised of amounts related to obsolete materials and equipment, and losses on various dispositions of property and equipment, and other assets.

Interest Expense

Interest expense decreased $253,000 or 7.0% during the three months ended March 31, 2003, as compared to the corresponding prior year period.  The decrease in interest expense is attributable to a lower weighted average interest rate and a decrease in weighted average borrowings outstanding under the Revolving Credit Facility.

Income Taxes

The Company’s income tax expense of $88,000 and $43,000 during the three months ended March 31, 2003 and 2002, respectively, represents taxes in certain foreign, state and local jurisdictions.  The Company’s reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company’s pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that the Company generates taxable income, or to the extent that tax benefits (i) represent refunds due to the Company or (ii) offset recorded income tax liabilities.

For financial reporting purposes, all of the Company’s income tax liabilities had been fully offset by income tax benefits at March 31, 2003 and 2002, respectively.

Net Loss

As a result of the factors described above, the Company’s net loss decreased from $10,013,000 during the 2002 period to $6,808,000 during the 2003 period.  The Company is attempting to improve its operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.  Specifically, the Company plans to increase revenue by (i) developing and, to the extent economically feasible, implementing new technologies that will enhance the Company’s ability to manage its existing products and/or allow the Company to introduce new or more technologically advanced systems or products; (ii) retaining existing hotel customers and selectively increasing the number of rooms in the Company’s traditional target market (generally hotels with 150 or more rooms);  (iii) expanding the Company’s target market by marketing the MiniMate™ platform to smaller hotels (generally hotels with less than 150 rooms) and lower cost hotels and (iv) selectively increasing prices.  In addition, the Company expects to continue to focus on all available opportunities to reduce or contain costs for the foreseeable future.  In this regard, the Company believes vendor and customer relationships, outsourcing, and new technologies, are among the areas that will provide opportunities for cost reduction and containment during 2003 and future periods.  The Company intends to contain and reduce capital expenditures by continuing its efforts to manage and deploy capital with a view towards improving the Company’s return on its capital expenditures. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results.   Furthermore, the Company’s ability to accomplish its operating objectives is dependent to a degree on hotel occupancy rates and other factors outside of its control.  No assurance can be given that the Company will be able to significantly increase its revenue base or reduce its expenses or capital expenditures.   To the extent that changes in hotel occupancy rates impact the Company’s revenue base, the Company will not experience proportionate changes in its expenses since many of the Company’s expenses do not vary with hotel occupancy rates.

Material Changes in Financial Condition

During the three months ended March 31, 2003, the Company used $7,338,000 of cash provided by operating activities, $3,199,000 of cash provided by financing activities and a $1,465,000 decrease in cash and cash equivalents to fund the $11,998,000 used by its investing activities.  For additional information, see the accompanying condensed consolidated statements of cash flows.

At March 31, 2003, the Company’s Revolving Credit Facility, as amended, provided for aggregate borrowings of $275,000,000.  Borrowings under the Revolving Credit Facility are due and payable in July 2004.  The Company had $9,367,000 of remaining availability under the Revolving Credit Facility at March 31, 2003.  The Company’s ability to draw additional funds under the Revolving Credit Facility is subject to the Company’s continued compliance with applicable financial covenants.

Revolving loans extended under the Revolving Credit Facility bear interest at LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of the Company (3.82% effective borrowing rate at March 31, 2003).  In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company.  The Revolving Credit Facility contains customary covenants and limitations, most notably the inclusion of restrictions on the Company’s ability to pay dividends or make other distributions, and restrictions on the Company’s ability to make capital expenditures.  In addition, the Company is required to maintain leverage and interest coverage ratios.  The Company was in compliance with such covenants at March 31, 2003.  Substantially all of the Company’s assets are pledged as collateral for borrowings under the Revolving Credit Facility.

On March 28, 2003, the Company and its bank lenders amended the Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of its Revolving Credit Facility from 4.25 to 3.50. Accordingly, the maximum leverage ratio permitted under the Revolving Credit Facility at March 31, 2003 was 4.25, and the Company’s actual leverage ratio was 4.00 as of such date.  On April 17, 2003, the Company and its bank lenders executed an Amended and Restated Credit Agreement.  The closing of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by Liberty to the Company to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement.  However, Liberty has no obligation to make any contribution to the Company, and there can be no assurance that any such contribution will be made.  The terms of any potential Liberty contribution (including the securities or other consideration to be received by Liberty in exchange for such contribution) have not yet been agreed upon.  After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility.  The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both facilities would mature on December 31, 2007.

Although the Company is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at March 31, 2003, the Company believes that it will be out of compliance with such covenant at June 30, 2003 if the closing of the Amended and Restated Credit Agreement does not occur by that date.  If the Amended and Restated Credit Agreement has not closed by June 30, 2003, the Company anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant.  It is uncertain if the Company’s lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment.  In the event that the closing of the Amended and Restated Credit Agreement does not occur by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the Revolving Credit Facility.  Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all the Company’s assets.  No assurance can be given that the Amended and Restated Credit Agreement will close.  In addition, if the Amended and Restated Credit Agreement does not close, no assurance can be given that the Company will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under it existing Revolving Credit Facility.  In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, the Company’s independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of the Company stating in part that “The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern.”

During 2001, the Company issued to Ascent Entertainment Group, Inc. (“Ascent”) Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”) in exchange for aggregate net cash proceeds of $84,942,000.  The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying condensed consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions contained in the Revolving Credit Facility, Ascent could require the Company to redeem such mandatorily redeemable preferred stock.  Ascent has informed the Company that it currently does not intend to redeem any portion of the liquidation value of the Series B Preferred Stock, Series C

Preferred Stock, or Series D Preferred Stock.   Accumulated and unpaid dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $15,168,000 at March 31, 2003.  Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance.  The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

In connection with a first quarter 2001 acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation, the Company agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock that had been issued to e-ROOM in such transaction, at a price of $15 per share.  During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share.  The $448,000 excess of the repurchase obligation, calculated at $15 per share, over the aggregate price paid to repurchase such shares has been reflected as an adjustment to net loss attributable to common stockholders in the Company’s consolidated statements of operations for the year ended December 31, 2002.  In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase.  The Company is not precluded from repurchasing such shares at an earlier date.  The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum.  On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004.  The repurchase price for such shares will remain at $15 per share.

Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels.  However, during 2002 the Company was able to manage its operations and capital expenditures such that the Company was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities.  During 2003 and future periods, the Company intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.  The Company expects that it will be able to rely on cash provided by operations, existing availability under the Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements during 2003.To the extent that the Company were to experience a revenue shortfall or any other unfavorable variance from its 2003 operating plan, the Company would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance.   Accordingly, the Company believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during 2003.  Notwithstanding the foregoing, the Company anticipates that it will require a $40,000,000 equity contribution from Liberty in order to satisfy one of the closing conditions of its Amended and Restated Credit Agreement, and that it would require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the Revolving Credit Facility, if the Amended and Restated Credit Agreement does not close on a timely basis (as discussed above).  No assurance can be given that the Company will not be required to seek external financing during 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company’s interest expense and cash flow.  The Company does not hedge this exposure.  Revolving loans extended under the Revolving Credit Facility generally bear interest at a variable rate based on LIBOR and certain operating ratios of the Company.  At March 31, 2003, the outstanding borrowings under the Revolving Credit Facility were $265,633,000.  Exclusive of facility fees, the effective borrowing rate on amounts outstanding under the Revolving Credit Facility was 3.82% at March 31, 2003.  Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at March 31, 2003 would increase (or decrease) the Company’s annual interest expense and cash outflow by approximately $2,656,000.

The Company’s foreign operations are located primarily in Canada and Mexico. The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company’s overall financial condition.  However, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

There are no material changes to pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

Shareholder Litigation  On April 2, 2003, the Company announced that it had received an expression of interest from Liberty regarding the possibility of acquiring all the issued and outstanding shares of On Command not already owned by affiliates of Liberty.  As proposed by Liberty, On Command stockholders would receive 0.0787 of a share of Liberty Media Corporation Series A common stock for each share of On Command common stock held.  On April 11, 2003, one purported class action styled Raymond Gavilan v. On Command Corporation, et al., C.A. No. 20252 was filed on behalf of the stockholders of the Company other than Liberty and the defendants, in the Court of Chancery in New Castle County, Delaware  (the “Action”).  The Action names as defendants in addition to Liberty and the Company, current directors Kenneth G. Carroll, William R. Fitzgerald, Paul A. Gould, Mark K. Hammond, Gary S. Howard, Christopher Sophinos, and J. David Wargo, as well as Peter Kern, a former director.  Certain of the Company’s officers were also named as defendants.  The Action asserts, among other things, that the offer made by Liberty was the product of unfair dealing by Liberty and its representatives on the Company’s Board of Directors and does not offer the public stockholders of the Company fair value for their shares.  The plaintiff seeks injunctive relief to prevent consummation of the offer made by Liberty, and if the transaction with Liberty is consummated, an order rescinding the transaction or rescissory damages.  The Company believes that the claims are without merit.

Item 6.    Exhibits and Reports on Form 8-K

(A)          Exhibits

10.1	Content Preparation and Distribution Services Agreement by and between Ascent Media Group, Inc. and On Command Video Corporation.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(B)           Reports on Form 8-K filed during the quarter ended March 31, 2003:

Date Filed	Items Reported	Financial Statements Filed

February 10, 2003	Item 5	None

(C)           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON COMMAND CORPORATION

Date: May 15, 2003	By:	/s/ Bernard G. Dvorak
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Bernard G. Dvorak
Bernard G. Dvorak
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibits

10.1	Content Preparation and Distribution Services Agreement by and between Ascent Media Group, Inc. and On Command Video Corporation.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.