Form 10-Q
period 2003-06-30
ON COMMAND CORP
filed 2003-08-14
CIK 1020871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2003 was 30,858,340 shares.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2003	December 31, 2002
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$999	$4,501
Accounts receivable, net	30,529	33,525
Other current assets	1,983	3,461
Total current assets	33,511	41,487

Property and equipment:
Video systems
In service	668,036	668,697
Construction in progress	34,347	37,511
	702,383	706,208
Support equipment, vehicles and leasehold improvements	26,691	26,245
	729,074	732,453
Accumulated depreciation	(466,137)	(457,482)
	262,937	274,971

Goodwill	65,642	65,580

Other assets, net	15,289	14,444

Total assets	$377,379	$396,482

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	June 30, 2003	December 31, 2002
	(amounts in thousands)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$20,862	$28,689
Accounts payable to parent (note 7)	578	1,906
Accrued compensation	5,652	6,433
Sales, use and property tax liabilities	5,353	4,585
Other accrued liabilities	7,931	7,987
Current portion of debt (note 6)	266,295	833
Total current liabilities	306,671	50,433

Long-term debt (note 6)	28	261,946
Other long-term liabilities	—	496

Total liabilities	306,699	312,875

Minority interest in consolidated subsidiary	—	259

Redeemable securities:
Mandatorily redeemable preferred stock	102,454	97,848
Common stock subject to repurchase obligation (notes 3 and 9)	2,391	2,333
Total redeemable securities	104,845	100,181

Stockholders’ deficit:
Preferred stock, $.01 par value; shares authorized – 10,000,000; shares issued and outstanding – 98,500 in 2003 and 2002	—	—
Common stock, $.01 par value; shares authorized – 150,000,000; shares issued – 30,977,840 in 2003 and 30,973,989 in 2002	310	310
Additional paid-in capital	295,663	299,398
Accumulated other comprehensive loss	(859)	(4,533)
Accumulated deficit	(302,177)	(285,777)
	(7,063)	9,398
Common stock held in treasury, at cost (119,500 shares in 2003 and 2002)	(1,344)	(1,344)
Note receivable from stockholder (note 7)	(25,758)	(24,887)
Total stockholders’ deficit	(34,165)	(16,833)

Commitments and contingencies (notes 6, 8 and 10)

Total liabilities and stockholders’ deficit	$377,379	$396,482

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(amounts in thousands, except per share amounts)
Net Revenue:
Net room revenue	$57,471	$59,130	$112,225	$113,384
System and equipment sales and other	2,081	1,869	4,047	4,998
	59,552	60,999	116,272	118,382

Direct costs of net revenue:
Content fees, commissions and other in-room services (note 7)	31,566	29,089	58,952	56,973
System, equipment and other costs	1,123	1,251	1,985	2,631
Total costs of net revenue	32,689	30,340	60,937	59,604

Direct margin (exclusive of other operating expenses shown separately below)	26,863	30,659	55,335	58,778

Other operating expenses:
Operations support	5,682	7,135	11,744	13,641
Research and development	917	1,078	2,000	2,035
Selling, general and administrative (note 7)	6,256	5,427	11,832	10,969
Depreciation and amortization	19,464	19,870	38,427	40,001
Asset impairments and other charges	931	5,821	1,256	7,650
Total other operating expenses	33,250	39,331	65,259	74,296

Loss from operations	(6,387)	(8,672)	(9,924)	(15,518)

Interest expense	(3,311)	(3,428)	(6,664)	(7,034)
Other income, net	149	240	319	722

Loss before income taxes	(9,549)	(11,860)	(16,269)	(21,830)

Income tax expense	(43)	(337)	(131)	(380)

Net loss	(9,592)	(12,197)	(16,400)	(22,210)

Dividends on mandatorily redeemable preferred stock	(2,344)	(2,130)	(4,606)	(4,184)

Net loss attributable to common stockholders	$(11,936)	$(14,327)	$(21,006)	$(26,394)

Basic and diluted net loss per common share (note 4)	$(.39)	$(.46)	$(.68)	$(.85)

Basic and diluted weighted average number of common shares outstanding	30,858	30,906	30,858	30,899

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(amounts in thousands)

Net loss	$(9,592)	$(12,197)	$(16,400)	$(22,210)
Foreign currency translation adjustment, net of tax	1,619	1,446	3,674	1,375

Comprehensive loss	$(7,973)	$(10,751)	$(12,726)	$(20,835)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2003

(unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Note receivable from stockholder	Total stockholders’ deficit
	(amounts in thousands)

Balance at December 31, 2002	$—	$310	$299,398	$(4,533)	$(285,777)	$(1,344)	$(24,887)	$(16,833)
Net loss	—	—	—	—	(16,400)	—	—	(16,400)
Other comprehensive income	—	—	—	3,674	—	—	—	3,674
Interest on stockholder note (note 7)	—	—	871	—	—	—	(871)	—
Dividends on mandatorily redeemable preferred stock	—	—	(4,606)	—	—	—	—	(4,606)
Balance at June 30, 2003	$—	$310	$295,663	$(859)	$(302,177)	$(1,344)	$(25,758)	$(34,165)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2003	2002
	(amounts in thousands) (note 5)
Cash flows from operating activities:
Net loss	$(16,400)	$(22,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,427	40,001
Payments of restructuring costs	(912)	(769)
Asset impairments and other charges	1,256	7,650
Other non-cash items	977	738
Changes in assets and liabilities:
Accounts receivable	3,283	(3,013)
Other assets	1,810	507
Accounts payable	(8,763)	2,559
Accrued liabilities	156	3,641

Net cash provided by operating activities	19,834	29,104

Cash flows from investing activities:
Capital expenditures	(25,604)	(26,018)
Acquisition of minority interest	(300)	—
Cost investments	—	(2,599)

Net cash used in investing activities	(25,904)	(28,617)

Cash flows from financing activities:
Borrowings of debt	4,000	7,000
Repayments of debt	(456)	(5,406)
Payment of deferred financing costs	(1,027)	—
Proceeds from issuance of common and preferred stock	—	59

Net cash provided by financing activities	2,517	1,653

Effect of exchange rate changes on cash	51	46

Net increase (decrease) in cash and cash equivalents	(3,502)	2,186

Cash and cash equivalents, beginning of period	4,501	2,869

Cash and cash equivalents, end of period	$999	$5,055

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

(1)                    Basis Of Presentation

On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. (“Ascent”).  Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, “On Command” or the “Company”). On March 28, 2000, Liberty Media Corporation (“Liberty”) closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company.  On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty.  The portion of Liberty’s cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying condensed consolidated financial statements of the Company due to the fact that a significant percentage of the Company’s common stock (“Company Common Stock”) is owned by stockholders other than Liberty.  In April 2002, Liberty Satellite & Technology, Inc., (“LSAT”), a majority-owned subsidiary of Liberty, acquired 100% of the common equity of Ascent.  At June 30, 2003, LSAT, through its ownership interest in Ascent, owned approximately 74% of the outstanding Company Common Stock and 100% of certain series of the Company’s preferred stock, which ownership interests collectively represented approximately 80% of the voting power associated with On Command’s common and preferred securities.

The Company develops, assembles and operates proprietary video systems. The Company’s primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels. These interactive services include video games, Internet offerings, digital music and various hotel and guest services. At June 30, 2003, the Company’s primary operating subsidiaries or branches were located in the United States, Canada and Mexico.

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2003, as well as the results of its operations for the three and six months ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K.

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

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

(2)                    Liberty Transaction

On April 2, 2003, the Company announced that it had received an expression of interest from Liberty regarding the possibility of Liberty acquiring all the issued and outstanding shares of the Company that Liberty (through its subsidiaries) does not already own.  As proposed by Liberty, the Company’s stockholders would receive 0.0787 of a share of Liberty Media Corporation Series A common stock for each share of On Command common stock held.  The transaction would be taxable to the Company’s stockholders.

On Command’s Board of Directors has established a committee of independent directors to consider the proposal from Liberty.  The committee has engaged independent legal counsel and financial advisors and has authority, among other things, to review and evaluate the terms and conditions of the proposed transaction, to determine whether the proposed transaction is in the best interests of the Company and its public stockholders, to negotiate with Liberty, and to accept, reject, or modify the proposed transaction.  Any transaction between the Company and Liberty would be subject to negotiation, execution and delivery of definitive documentation relating thereto and any closing conditions provided for in such documentation.

(3)                    Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement No. 150”).  Statement No. 150 provides guidance as to whether certain financial instruments are required to be classified as liabilities, subject to its recognition and measurement provisions. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of Statement No. 150 on July 1, 2003. As a result of adopting Statement No. 150 for existing financial instruments entered into on or before May 31, 2003, liabilities increased by approximately $2.4 million, and redeemable securities decreased by approximately $2.4 million, as of July 1, 2003.

(4)                    Earnings (Loss) Per Common Share

The loss per common share is based on 30,858,000 and 30,906,000 weighted average shares outstanding during the three months ended June 30, 2003 and 2002, respectively, and 30,858,000 and 30,899,000 weighted average shares outstanding during the six months ended June 30, 2003 and 2002, respectively.  Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.  At June 30, 2003 and 2002, the number of potential dilutive common shares was approximately 21,050,000 and 20,196,000, respectively.  Such potential common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities.  The foregoing potential common share amount does not take into account the assumed number of shares that may be repurchased by the Company upon the exercise of stock options.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

(5)                    Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $5,956,000 and $5,968,000 during the six months ended June 30, 2003 and 2002, respectively.  Cash paid for income taxes was not significant during these periods.

(6)                    Debt

Debt is summarized as follows (amounts in thousands):

	June 30, 2003	December 31, 2002

Revolving Credit Facility (a)	$265,633	$261,633
Capital lease obligations	690	1,146
	266,323	262,779
Less current portion	(266,295)	(833)
	$28	$261,946

(a)          The Company’s revolving credit facility, as amended, (the “Revolving Credit Facility”) provided for aggregate borrowings of $275,000,000 at June 30, 2003.  Borrowings under the Revolving Credit Facility are due and payable in July 2004.  The Company had $9,367,000 of remaining availability under the Revolving Credit Facility at June 30, 2003.  The Company’s ability to draw additional funds under the Revolving Credit Facility is subject to the Company’s continued compliance with applicable financial covenants.

Revolving loans extended under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread that may range from 1.125% to 3.50% depending on certain operating ratios of the Company (4.83% effective borrowing rate at June 30, 2003).  In addition, a facility fee ranging from 0.375% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company.  The Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on the Company’s ability to pay dividends or make other distributions  In addition, the Company is required to maintain leverage and interest coverage ratios.  The Company was in compliance with such covenants at June 30, 2003, as then in effect.  Substantially all of the Company’s assets are pledged as collateral for borrowings under the Revolving Credit Facility.

On March 28, 2003, the Company and its bank lenders amended the Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of its Revolving Credit Facility from 4.25 to 3.50.  On June 27, 2003, a similar amendment was executed to postpone such step down until October 1, 2003. Accordingly, the maximum leverage ratio permitted under the Revolving Credit Facility at June 30, 2003 was 4.25, and the Company’s actual leverage ratio was 4.20 as of such date.  The Company and its bank lenders executed an Amended and Restated Credit Agreement on April 17, 2003, and an amendment thereto on June 27, 2003 (as amended, the “Amended and Restated Credit Agreement”).  The effectiveness of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by Liberty or one of its subsidiaries (collectively, the “Liberty Group”) to the Company to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement.  However, the Liberty Group has no obligation to make any contribution to the Company, and there can be no assurance that any such contribution will be made or, if made, what the form or terms would be. After the

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility.  The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both facilities would mature on December 31, 2007.  If it does not earlier become effective, and if it is not otherwise amended, the Amended and Restated Credit Agreement will terminate on September 30, 2003.

Although the Company is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at June 30, 2003, and the Company expects to be in compliance with such covenant at September 30, 2003, the Company believes that it will be out of compliance with such covenant at December 31, 2003 if the Amended and Restated Credit Agreement does not become effective by that date.  If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, December 31, 2003, the Company anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant.  It is uncertain whether the Company’s lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment.  In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the Revolving Credit Facility.  Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all the Company’s assets.  No assurance can be given that the Amended and Restated Credit Agreement will become effective.  In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that the Company will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under its existing Revolving Credit Facility.  In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, the Company’s independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of the Company stating in part that “The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern.”

The Company has classified all borrowings outstanding under the Revolving Credit Agreement as current liabilities in its June 30, 2003 condensed consolidated balance sheet due to the fact that an amendment was obtained from its lenders that allowed the Company to meet its leverage ratio covenant at June 30, 2003.  In the absence of such amendment, the Company would not have been in compliance with the leverage ratio covenant under the Revolving Credit Agreement at June 30, 2003.  As the amendment postponed the step down of the leverage ratio covenant for a period of less than 12 months, the Company has classified the debt as current in accordance with Emerging Issues Task Force Issue No. 86-30, Classification of Obligations When a Violation is Waived by a Creditor, and Statement of Financial Standards No. 6, Classification of Short-Term Obligations to Be Refinanced.  Although the Company has the intent to refinance the Revolving Credit Facility with long-term borrowings under the Amended and Restated Credit Agreement, the Company does not now have the unilateral ability to complete the conditions precedent to the effectiveness of the Amended and Restated Credit Agreement.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

(7)                    Related Party Transactions

Liberty allocates certain general and administrative expenses to the Company.  Although there are no written agreements with Liberty for these allocations, the Company believes the amounts to be reasonable.  Allocations from Liberty totaled $74,000 for each of the six month periods ended June 30, 2003 and 2002, and such amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  In addition, the Company reimburses Liberty for certain expenses, including various insurance premiums, paid by Liberty on behalf of the Company.  Amounts owed to Liberty pursuant to these arrangements ($578,000 at June 30, 2003) are non-interest bearing.

Since October 1, 2002, Ascent Media Group, Inc., a consolidated subsidiary of Liberty (“Ascent Media”) has provided uplink and satellite transport services to the Company for a negotiated monthly fee.  Beginning in April 2003, Ascent also began installing satellite equipment at On Command’s downlink sites at hotels. During the six months ended June 30, 2003, Ascent Media charged the Company $217,000 for such services.  The terms for the above-described services are set forth in a Content Preparation and Distribution Services Agreement that covers the five-year period beginning on April 1, 2003. Ascent Media also may supply the Company with content preparation services at a negotiated rate during the term of the agreement.  No content preparation services have been provided through June 30, 2003.

Since July 2002, the Company has acquired certain programming content from a consolidated subsidiary of Liberty pursuant to an affiliation agreement that expires in September 2008.  During the six months ended June 30, 2003, the amount charged to the Company pursuant to this agreement was $50,000.

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

(8)                    Significant Customers

During the six months ended June 30, 2003, hotels owned, managed or franchised by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), InterContinental Hotel Group (formerly Six Continents Hotels, Inc.) (“InterContinental”), Hyatt Hotel Corporation (“Hyatt”), and Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) accounted for 33%, 14%, 11%, 7% and 7%, respectively, of the Company’s total net room revenue.  Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during the six months ended June 30, 2003.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.

On March 21, 2001, the Company and Marriott entered into a master agreement pursuant to which the Company distributes its services in hotel rooms owned or managed by Marriott.  In addition, the Company has the opportunity to enter into agreements to provide its services to additional hotel rooms franchised by Marriott.  The master agreement with Marriott expires in 2008.  At June 30, 2003, On

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

Command provided entertainment services to approximately 166,000 rooms that were owned or managed by Marriott, and approximately 89,000 rooms that were franchised by Marriott.

On Command’s master contract with Hilton expired in April 2000, and in October 2000, Hilton announced that it would not be renewing such master contract.  As a result, domestic hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of the Company.  Accordingly, the Company anticipates that domestic hotels owned by Hilton will not renew their contracts with the Company as they expire.  However, domestic hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those domestic hotels will choose to renew with the Company.  At June 30, 2003, the Company provided service to approximately 117,000 rooms in 506 domestic hotels that are owned, managed or franchised by Hilton.  The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton.  Through June 30, 2003, the Company’s contracts with 65 of the aforementioned 506 hotels (16,000 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals.  The Company’s individual contracts with the remaining 441 domestic Hilton hotels (101,000 rooms) expire at various dates through 2010, with 46% of those rooms expiring by 2005.  Since January 2002, the Company has entered into new contracts, or renewed existing contracts, with respect to 9,300  domestic rooms that were franchised by Hilton, and 2,600 domestic rooms that were managed by Hilton.  The net room revenue derived from domestic hotels that were owned, managed, or franchised by Hilton decreased approximately 18% during the six months ended June 30, 2003, as compared to the corresponding prior year period.  Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will continue to decrease.  However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

The Company does not have master contracts with either Starwood or InterContinental, and the Company’s master contract with Hyatt provides for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004.  At June 30, 2003, the Company provided entertainment services to approximately 60,000 rooms in hotels that are owned, managed or franchised by Hyatt, and approximately 176,000 rooms in hotels that are owned, managed or franchised by Starwood or InterContinental.  Agreements with respect to approximately 45% of such Starwood and InterContinental rooms have already expired, or will expire by December 31, 2004.  At June 30, 2003, approximately 37,000 or 59% of the Company’s Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of the Company upon the expiration of such hotels’ contracts with the Company.  The Company is actively pursuing master agreements with InterContinental, with Starwood with respect to the Starwood brands that are not already covered by a competitor’s contract, and with Hyatt for the period after December 31, 2004.

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

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

(9)                    Commitments and Contingencies

In connection with a first quarter 2001 acquisition of a 7.5% interest in MagiNet Corporation, formerly e-ROOM CORPORATION (“MagiNet”), and the settlement of certain litigation, the Company agreed that MagiNet would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to MagiNet at a price of $15 per share.  During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase.  The Company is not precluded from repurchasing such shares at an earlier date.  The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum.  On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004.  The repurchase price for such shares will remain at $15 per share.  Subsequent to June 30, 2003, MagiNet agreed to assign the above-described 36,000 shares to the Company in exchange for a $540,000 credit against the cost of equipment to be purchased by MagiNet from the Company through March 1, 2004.  To the extent that MagiNet has not used all of such credit by March 1, 2004, the remaining credit will be settled in cash.

On February 28, 2001, the Company acquired a controlling interest in Hotel Digital Network, Inc. (“Hotel Digital Network”).  In connection with such acquisition, the Company entered into a stockholders agreement (the “HDN Stockholders Agreement”) with the then controlling stockholder of Hotel Digital Network (the “HDN Stockholder”).  The HDN Stockholders Agreement provided the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require the Company to exchange shares of Company Common Stock for all, but not less than all, of the Hotel Digital Network common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right, and in May 2003, the Company acquired all of the HDN Stockholder’s interests in Hotel Digital Network common stock for cash and certain other consideration, which in the aggregate was not material to the Company’s financial condition.  Such acquisition, which did not require the issuance of any shares of Company Common Stock, represented the final settlement of the Company’s purchase obligation under the HDN Stockholders Agreement.

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

The Company has received a series of letters from Acacia Media Technologies Corporation (“Acacia”) regarding a portfolio of patents owned by Acacia.  Acacia has alleged that its patents cover certain activities performed by the Company and has proposed that the Company take a license under those patents.  The Company has reviewed Acacia’s patents and believes there are substantial arguments that Acacia’s claims lack merit.

ON COMMAND CORPORATION

(An Indirect Consolidated Subsidiary of Liberty Media Corporation)

Notes to Condensed Consolidated Financial Statements, continued

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

(10)              Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations, to account for its fixed plan stock options.  Under this method, compensation expense for stock options or awards that are fixed generally is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of Statement No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.  The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (amounts in thousands except per share amounts).

	Six months ended June 30,
	2003	2002

Net loss, as reported:	$(16,400)	$(22,210)
Stock compensation expense determined under fair value method, net of taxes	(3,120)	(2,692)
Pro forma net loss	$(19,520)	$(24,902)
Pro forma net loss applicable to common stockholders	$(24,126)	$(29,086)

Loss per share:
Basic and diluted - as reported	$(0.68)	$(0.85)
Basic and diluted - pro forma	$(0.78)	$(0.94)

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

•                  Uncertainties regarding the acceptance and buy rates for mature-themed programming content distributed by the Company;

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

•                  Uncertainties inherent in the ability of On Command to satisfy the conditions for the effectiveness of the Amended and Restated Credit Agreement (including the required $40,000,000 contribution from the Liberty Group) on a timely basis and, if not satisfied, the ability of On Command to restructure or refinance the Revolving Credit Facility; and

•                  Other factors discussed in this Report.

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

Material Changes in Results of Operations

Revenue

Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company.  Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, video games, Internet service, short subject products and digital music.  The Company also earns revenue from the sale of video and music systems to third parties and the sale of video equipment to hotels.  The Company’s total net revenue was $59,552,000 and $60,999,000 during the three months ended June 30, 2003 and 2002, respectively, and $116,272,000 and $118,382,000 during the six months ended June 30, 2003 and 2002, respectively.

Net room revenue decreased $1,159,000 or 1.0% during the six months ended June 30, 2003, as compared to the corresponding prior year period.  The decrease in net room revenue during the 2003 six-month period is primarily attributable to a reduction in the volume of pay-per-view buys.  The impact of such volume reduction is partially offset by (i) an increase in revenue attributable to higher average rates for certain pay-per-view products; (ii) a $2,066,000 increase in the aggregate revenue derived from short subject, digital music and television-based Internet products; and (iii) a $1,395,000 increase in free-to-guest programming revenue that is primarily the result of rate increases.  The Company believes that the decrease in pay-per-view buys is attributable to the combined effect of (i) a decrease in buy rates for mature-themed pay-per-view products, (ii) a decrease in occupancy rates (as further discussed below), (iii) a change in occupancy mix, and (iv) a reduction in the average number of rooms served by the Company.  The 4.1% decline in the average number of rooms served by the Company during the 2003 period is attributable to (i) the July 2002 sale of the Company’s European operations; (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels.  Net room revenue decreased $1,659,000 or 2.8% during the three months ended June 30, 2003, as compared to the corresponding prior year period.  The decrease in net room revenue during the 2003 three-month period generally is attributable to the same factors that are described above with respect to the six-month period.

Overall hotel occupancy rates, as reported by Smith Travel Research, declined 1.5% during the six months ended June 30, 2003, as compared to the corresponding prior year period.  In addition, occupancy rates for hotels in the top 25 markets, as reported by Smith Travel Research, declined 1.7% over the same period.  Since the Company derives a significant portion of its revenue from hotels located in the top 25 markets, the Company believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on the Company’s business.  Hotel occupancy rates are outside of the Company’s control, and changes in hotel occupancy rates can have a significant impact on the Company’s results of operations.

During the six months ended June 30, 2003, hotels owned, managed or franchised by Marriott, Hilton Hotels Corporation (“Hilton”), InterContinental, Hyatt, and Starwood accounted for 33%, 14%, 11%, 7% and 7%, respectively, of the Company’s total net room revenue.  Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 72% of the Company’s total net room revenue during the six months ended June 30, 2003.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.  For additional information concerning the Company’s relationships with its significant customers, see note 8 to the accompanying condensed consolidated financial statements.

System and equipment sales and other revenue increased $212,000 or 11.3% during the three months ended June 30, 2003 and decreased $951,000 or 19.0% during the six months ended June 30, 2003, as compared to the corresponding prior year periods.  The decrease during the six-month period is primarily attributable to the net effect of (i) a $797,000 decrease in sales of the Company’s music systems; and (ii) a $439,000 decrease in sales of the Company’s video systems and equipment. The decrease in music systems sales is largely attributable to the Company’s efforts to convert its primary music system customer to a software-based music system from a hardware-based music system. The Company expects to initiate sales of its software-based music systems to this customer during the first quarter of 2004.  As a result, the Company expects that it will not realize significant revenue from the sale of hardware-based music systems during 2003 and future periods, and that the revenue to be derived from the sale of its software-based music systems during 2003 will be significantly lower than the revenue derived from music system sales during 2002. The increase during the three-month period is primarily attributable to a $196,000 increase in revenue from hotel pre-wire installations as individually insignificant increases in other revenue items offset a $160,000 decrease in system and equipment sales.

Direct Costs

Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with the Company’s Internet product, and costs associated with video and music systems sold to other providers, and video equipment sold to hotels.

Content fees, commissions and other in-room service costs increased $2,477,000 or 8.5% and $1,979,000 or 3.5% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  Such increases are primarily attributable to (i) increases in royalties associated with the Company’s mature-themed pay-per-view movies of $808,000 and $901,000 during the three and six month periods ended June 30, 2003, respectively; (ii) increases in duplication and distribution costs of $333,000 and $852,000 during the three and six months ended June 30, 2003, respectively; and (iii) other individually insignificant fluctuations in the components of this line item.  A $521,000 increase in hotel commissions and a $515,000 benefit associated with the settlement of feature film royalty audits were also included in the three- and six-month fluctuations, respectively. The increases in mature-themed royalties are the result of an increase in the quality and quantity of mature-themed movies available through the Company’s video systems due to the initiation of a new vendor relationship in March 2003 and increases in the capacity of certain of the Company’s video systems.  The increases in system duplication and distribution expense are due to an increase in the quantity of videocassettes duplicated and shipped and an increase in the frequency of title exchanges.  Free-to-guest programming costs remained relatively constant during the 2003 and 2002 periods as higher rates from programmers were offset by cost savings resulting from the optimization of certain channel line-ups and changes in certain distribution agreements. In the aggregate, content fees, commissions and other in-room service costs represented 52.5% and 50.2% of total net room revenue during the six-month 2003 and 2002 periods, respectively. Certain of the Company’s content fees and other in-room service costs do not vary with room revenue and occupancy rates.

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

System, equipment and other costs decreased $128,000 or 10.2% and $646,000 or 24.6% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  Such decreases primarily are attributable to lower costs as a result of the combined effect of lower music and video system sales and improved margins on video system sales.

Operations Support

Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment.  Operations support expense decreased $1,453,000 or 20.4% and $1,897,000 or 13.9% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases are attributable primarily to (i) cost saving measures that resulted in lower occupancy costs, and in other individually insignificant expense reductions; and (ii) the impact of the July 2002 sale of the Company’s European operations.

Research and Development

Research and development expense decreased $161,000 or 14.9% and $35,000 or 1.7% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  Such fluctuations are attributable to individually insignificant changes in the components of this line item.

Selling, General and Administrative

Selling, general and administrative expense increased $829,000 or 15.3% and $863,000 or 7.9% during the three and six months ended June 30, 2000, respectively, as compared to the corresponding prior year periods.  Such increases are attributable primarily to individually insignificant increases in various components of this line item, offset in part by reductions in the amounts accrued for employee bonuses.  The percentage of total net revenue that is represented by selling, general and administrative expense was 10.2% and 9.3% during the six-month 2003 and 2002 periods, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $406,000 or 2.0% and $1,574,000 or 3.9% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  Such decreases represent the net effect of reductions to the Company’s depreciable asset base that were only partially offset by increases attributable to capital expenditures.  The reductions in the Company’s depreciable asset base are attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions.

Asset Impairment and Other Charges

The Company recorded impairment and other charges of $1,256,000 and $7,650,000 during the six months ended June 30, 2003 and 2002, respectively.  The 2002 amount includes a loss of $5,103,000 related to the July 2002 sale of the Company’s European operations, and a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc.  The 2003 charges and the remaining 2002 charges are comprised of amounts related to obsolete materials and equipment, and losses on various dispositions of property and equipment, and other assets.

Interest Expense

Interest expense decreased $117,000 or 3.4% and $370,000 or 5.3% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  The decrease in interest expense is primarily attributable to the net effect of (i) decreases associated with lowerweighted average interest rates; and (ii) increases associated with higher amortization of deferred financing costs as a result of fees paid in connection with the Amended and Restated Credit Agreement and amendments to the Revolving Credit Facility.

Income Taxes

The Company’s income tax expense of $131,000 and $380,000 during the six months ended June 30, 2003 and 2002, respectively, represents taxes in certain foreign, state and local jurisdictions.  The Company’s reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company’s pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that the Company generates taxable income, or to the extent that tax benefits (i) represent refunds due to the Company or (ii) offset recorded income tax liabilities.  For financial reporting purposes, all of the Company’s income tax liabilities had been fully offset by income tax benefits at June 30, 2003 and 2002, respectively.

Net Loss

As a result of the factors described above, the Company’s net loss decreased from $22,210,000 during the six months ended June 30, 2002 to $16,400,000 during the six months ended June 30, 2003.  The Company is attempting to improve its operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.  Specifically, the Company plans to increase revenue by (i) developing and, to the extent economically feasible, implementing new technologies that will enhance the Company’s ability to manage its existing products and/or allow the Company to introduce new or more technologically advanced systems or products; (ii) retaining existing hotel customers and selectively increasing the number of rooms in the Company’s traditional target market (generally hotels with 150 or more rooms);  (iii) expanding the Company’s target market by marketing the MiniMate™ platform to smaller hotels (generally hotels with less than 150 rooms) and lower cost hotels and (iv) selectively increasing prices.  In addition, the Company expects to continue to focus on all available opportunities to reduce or contain costs for the foreseeable future.  In this regard, the Company believes vendor and customer relationships, outsourcing, and new technologies, are among the areas that will provide opportunities for cost reduction and containment during 2003 and future periods.  The Company intends to contain and reduce capital expenditures by continuing its efforts to manage and deploy capital with a view towards improving the Company’s return on its capital expenditures. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results.  Furthermore, the Company’s ability to accomplish its operating objectives is dependent to a degree on hotel occupancy rates and other factors outside of its control.  No assurance can be given that the Company will be able to significantly increase its revenue base or reduce its expenses or capital expenditures.  To the extent that changes in hotel occupancy rates impact the Company’s revenue base, the Company will not experience proportionate changes in its expenses since many of the Company’s expenses do not vary with hotel occupancy rates.

Material Changes in Financial Condition

During the six months ended June 30, 2003, the Company used $19,834,000 of cash provided by operating activities, $2,517,000 of cash provided by financing activities and a $3,502,000 decrease in cash and cash equivalents to fund the $25,904,000 used by its investing activities.  For additional information, see the accompanying condensed consolidated statements of cash flows.

At June 30, 2003, the Company’s Revolving Credit Facility, as amended, provided for aggregate borrowings of $275,000,000.  Borrowings under the Revolving Credit Facility are due and payable in July 2004.  The Company had $9,367,000 of remaining availability under the Revolving Credit Facility at June 30, 2003.  The Company’s ability to draw additional funds under the Revolving Credit Facility is subject to the Company’s continued compliance with applicable financial covenants.

Revolving loans extended under the Revolving Credit Facility bear interest at LIBOR plus a spread that may range from 1.125% to 3.50% depending on certain operating ratios of the Company (4.83% effective borrowing rate at June 30, 2003).  In addition, a facility fee ranging from 0.375% to 0.50% per annum is charged on the Revolving Credit Facility, depending on certain operating ratios of the Company.  The Revolving Credit Facility contains customary covenants and limitations, most notably the inclusion of restrictions on the Company’s ability to pay dividends or make other distributions.  In addition, the Company is required to maintain leverage and interest coverage ratios.  The Company was in compliance with such covenants at June 30, 2003, as then in effect.  Substantially all of the Company’s assets are pledged as collateral for borrowings under the Revolving Credit Facility.

On March 28, 2003, the Company and its bank lenders amended the Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of its Revolving Credit Facility from 4.25 to 3.50.  On June 27, 2003, a similar amendment was executed to postpone such step down until October 1, 2003.  Accordingly, the maximum leverage ratio permitted under the Revolving Credit Facility at June 30, 2003 was 4.25, and the Company’s actual leverage ratio was 4.20 as of such date.  The Company and its bank lenders executed an Amended and Restated Credit Agreement on April 17, 2003, and an amendment thereto on June 27, 2003.  The effectiveness of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by the Liberty Group to the Company to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement.  However, the Liberty Group has no obligation to make any contribution to the Company, and there can be no assurance that any such contribution will be made or, if made, what the form or terms would be.  After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility.  The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both facilities would mature on December 31, 2007.  If it does not become effective earlier, and if it is not otherwise amended, the Amended and Restated Credit Agreement will terminate on September 30, 2003.

Although the Company is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at June 30, 2003, and the Company expects to be in compliance with such covenant at September 30, 2003, the Company believes that it will be out of compliance with such covenant at December 31, 2003 if the Amended and Restated Credit Agreement does not become effective by that date.  If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, December 31, 2003, the Company anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant.  It is uncertain whether the Company’s lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment.  In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the Revolving Credit Facility.  Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all the Company’s assets.  No assurance can be given that the Amended and Restated Credit Agreement will become effective.  In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that the Company will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under its existing Revolving Credit Facility.  In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, the Company’s independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of the Company stating in part that “The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern.”

The Company has classified all borrowings outstanding under the Revolving Credit Agreement as current liabilities in its June 30, 2003 condensed consolidated balance sheet due to the fact that an amendment was obtained from its lenders that allowed the Company to meet its leverage ratio covenant at June 30, 2003.  In the absence of such amendment, the Company would not have been in compliance with the leverage ratio covenant under the Revolving Credit Agreement at June 30, 2003.  As the amendment postponed the step down of the leverage ratio covenant for a period of less than 12 months, the Company has classified the debt as current in accordance with Emerging Issues Task Force Issue No. 86-30, Classification of Obligations When a Violation is Waived by a Creditor, and Statement of Financial Standards No. 6, Classification of Short-Term Obligations to Be Refinanced.  Although the Company has the intent to refinance the Revolving Credit Facility with long-term borrowings under the Amended and Restated Credit Agreement, the Company does not now have the unilateral ability to complete the conditions precedent to the effectiveness of the Amended and Restated Credit Agreement.

During 2001, the Company issued to Ascent Entertainment Group, Inc. (“Ascent”) Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”) in exchange for aggregate net cash proceeds of $84,942,000.  The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying condensed consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions contained in the Revolving Credit Facility, Ascent could require the Company to redeem such mandatorily redeemable preferred stock.  Ascent has informed the Company that it currently does not intend to redeem any portion of the liquidation value of the Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock.  Accumulated and unpaid dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $17,512,000 at June 30, 2003.  Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance.  The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

In connection with a first quarter 2001 acquisition of a 7.5% interest in MagiNet and the settlement of certain litigation, the Company agreed that MagiNet would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock that had been issued to MagiNet in such transaction, at a price of $15 per share.  During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase.  The Company is not precluded from repurchasing such shares at an earlier date.  The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum.  On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004.  The repurchase price for such shares will remain at $15 per share.  Subsequent to June 30, 2003, MagiNet agreed to assign the above-described 36,000 shares to the Company in exchange for a $540,000 credit against the cost of equipment to be purchased by MagiNet from the Company through March 1, 2004.  To the extent that MagiNet has not used all of such credit by March 1, 2004, the remaining credit will be settled in cash.

Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels.  However, during 2002 the Company was able to manage its operations and capital expenditures such that the Company was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities.  During 2003 and future periods, the Company intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.  The Company expects that it will be able to rely on cash provided by operations, existing availability under the Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements during 2003.  To the extent that the Company were to experience a revenue shortfall or any other unfavorable variance from its 2003 operating plan, the Company would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance.  Accordingly, the Company believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during 2003.  Notwithstanding the foregoing, the Company anticipates that it will require a $40,000,000 contribution from the Liberty Group in order to satisfy one of the conditions for the effectiveness of its Amended and Restated Credit Agreement, and that it would require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the Revolving Credit Facility, if the Amended and Restated Credit Agreement does not become effective on a timely basis (as discussed above).  No assurance can be given that the Company will not be required to seek external financing during 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company’s interest expense and cash flow.  The Company does not hedge this exposure.  Revolving loans extended under the Revolving Credit Facility generally bear interest at a variable rate based on LIBOR and certain operating ratios of the Company.  At June 30, 2003, the outstanding borrowings under the Revolving Credit Facility were $265,633,000.  Exclusive of facility fees, the effective borrowing rate on amounts outstanding under the Revolving Credit Facility was 4.83% at June 30, 2003.  Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at June 30, 2003 would increase (or decrease) the Company’s annual interest expense and cash outflow by approximately $2,656,000.

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

Item 4.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and  principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings

There are no material changes to pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

In July 2003, Broadcast Music, Inc. (“BMI”) and various other plaintiffs filed suit against the Company in the United States District Court for the Southern District of New York, Case Number 03 CV 5531, for willful copyright infringement.  The plaintiffs allege that the Company has failed to obtain permission to publicly perform BMI musical works contained in the motion pictures and videos the Company transmits to hotels and motels for viewing in guest rooms on a pay-per-view basis.  The Company has been in negotiations with BMI for a performance license and intends to continue such negotiations.  The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

Item 6.                                     Exhibits and Reports on Form 8-K

(A)                                                      Exhibits

31.1    Rule 13a-14(a)/15d-14(a) Certification.

31.2    Rule 13a-14(a)/15d-14(a) Certification.

32       Section 1350 Certification.

(B)                                                        Reports on Form 8-K filed during the quarter ended June 30, 2003:

Date Filed	Items Reported	Financial Statements Filed

April 3, 2003	Items 5 and 7	None

April 4, 2003	Item 7	None

April 8, 2003	Items 7 and 9	None

April 25, 2003	Items 5 and 7	None

May 20, 2003	Items 7 and 9	None

July 2, 2003	Items 5 and 7	None

II - 1

(C)        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON COMMAND CORPORATION

Date: August 14, 2003	By:	/s/ Bernard G. Dvorak
Bernard G. Dvorak
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.