Form 10-Q/A
period 2003-06-30
ON COMMAND CORP
filed 2003-08-15
CIK 1020871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Although the Company is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at June 30, 2003, and the Company expects to be in compliance with such covenant at September 30, 2003, the Company believes that it will be out of compliance with such covenant after September 30, 2003 if the Amended and Restated Credit Agreement does not become effective by that date.  If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, October 1, 2003, the Company anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant.  It is uncertain whether the Company’s lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment.  In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the Revolving Credit Facility.  Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all the Company’s assets.  No assurance can be given that the Amended and Restated Credit Agreement will become effective.  In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that the Company will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under its existing Revolving Credit Facility.  In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, the Company’s independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of the Company stating in part that “The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern.”

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

Interest Expense

Interest expense decreased $117,000 or 3.4% and $370,000 or 5.3% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  The decrease in interest expense is primarily attributable to the net effect of (i) decreases associated with lower weighted average interest rates; and (ii) increases associated with higher amortization of deferred financing costs as a result of fees paid in connection with the Amended and Restated Credit Agreement and amendments to the Revolving Credit Facility.

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

Although the Company is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at June 30, 2003, and the Company expects to be in compliance with such covenant at September 30, 2003, the Company believes that it will be out of compliance with such covenant after September 30, 2003 if the Amended and Restated Credit Agreement does not become effective by that date.  If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, October 1, 2003, the Company anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant.  It is uncertain whether the Company’s lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment.  In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, the Company anticipates that a default would occur under the Revolving Credit Facility.  Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all the Company’s assets.  No assurance can be given that the Amended and Restated Credit Agreement will become effective.  In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that the Company will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to the Company, or that the Company will be able to avoid a default under its existing Revolving Credit Facility.  In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, the Company’s independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of the Company stating in part that “The Company is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about the Company’s ability to continue as a going concern.”

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

ON COMMAND CORPORATION

Date: August 15, 2003	By:	/s/ Bernard G. Dvorak
Bernard G. Dvorak
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.