Form 10-Q/A
period 2001-06-30
ON COMMAND CORP
filed 2003-10-24
CIK 1020871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 00-21315

ON COMMAND CORPORATION

(Exact name of registrant as specified in its charter)

State of Delaware	77-0435194
(Jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

4610 South Ulster Street, 6th Floor
Denver, Colorado 80237
(720) 873-3200
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2001 was 30,853,641.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX
EX-10.1 Service Agreement
EX-31.1 Rule 13a-14(a)/15d-14(a) Certification
EX-31.2 Rule 13a-14(a)/15d-14(a) Certification
EX-32 Section 1350 Certification

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2001 constitutes Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Form 10-Q”) and is being filed to amend exhibit 10.1 to the Form 10-Q in connection with the Securities and Exchange Commission’s review of the registrant’s confidential treatment request relating to portions of such exhibit. Besides disclosing previously redacted terms of the agreement, there are no other changes to the Form 10-Q as originally filed.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number	Description

10.1	Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version) (confidential treatment requested)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.

2

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON COMMAND CORPORATION

Date: October 24, 2003	By:	/s/ Christopher Sophinos

	Name:	Christopher Sophinos
	Title:	President and Chief Executive Officer

3

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Service Agreement, dated March 21, 2001, between On Command Corporation and Marriott International, Inc. (composite version) (confidential treatment requested)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.