Form 10-Q
period 2003-09-30
ON COMMAND CORP
filed 2003-11-14
CIK 1020871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2003 was 30,822,340 shares.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2003	December 31, 2002
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,642	$4,501
Accounts receivable, net	29,675	33,525
Other current assets	3,305	3,461
Total current assets	34,622	41,487

Property and equipment:
Video systems
In service	680,719	668,697
Construction in progress	28,924	37,511
	709,643	706,208
Support equipment, vehicles and leasehold improvements	26,774	26,245
	736,417	732,453
Accumulated depreciation	(483,159)	(457,482)
	253,258	274,971

Goodwill	65,642	65,580

Other assets, net	14,798	14,444

Total assets	$368,320	$396,482

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2003	December 31, 2002
	(amounts in thousands)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,807	$28,689
Accounts payable to parent (note 7)	1,724	1,906
Accrued compensation	5,523	6,433
Sales, use and property tax liabilities	5,125	4,585
Other accrued liabilities	8,142	7,987
Common stock subject to repurchase obligation (notes 3 and 9)	1,876	2,333
Current portion of debt (note 6)	9,704	833
Total current liabilities	50,901	52,766

Long-term debt (note 6):
Third party	218,890	261,946
Due to parent	40,000	—
	258,890	261,946

Other long-term liabilities	—	496

Total liabilities	309,791	315,208

Minority interest in consolidated subsidiary	—	259

Mandatorily redeemable preferred stock	104,612	97,848

Stockholders’ deficit:
Preferred stock, $.01 par value; shares authorized – 10,000,000; shares issued and outstanding – 98,500 at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; shares authorized - 150,000,000; shares issued – 30,977,840 at September 30, 2003 and 30,973,989 at December 31, 2002	310	310
Additional paid-in capital	294,500	299,398
Accumulated other comprehensive loss	(1,704)	(4,533)
Accumulated deficit	(311,092)	(285,777)
	(17,986)	9,398
Common stock held in treasury, at cost (155,500 shares at September 30, 2003 and 119,500 shares at December 31, 2002)	(1,884)	(1,344)
Note receivable from stockholder (note 7)	(26,213)	(24,887)
Total stockholders’ deficit	(46,083)	(16,833)

Commitments and contingencies (notes 6, 8 and 9)

Total liabilities and stockholders’ deficit	$368,320	$396,482

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(amounts in thousands, except per share amounts)
Net Revenue:
Net room revenue	$59,462	$58,009	$171,687	$171,393
System and equipment sales and other	1,504	2,781	5,551	7,779
	60,966	60,790	177,238	179,172

Direct costs of net revenue:
Content fees, commissions and other in-room services (note 7)	31,358	28,901	90,310	85,874
System, equipment and other costs	812	1,333	2,797	3,964
Total costs of net revenue	32,170	30,234	93,107	89,838

Direct margin (exclusive of other operating expenses shown separately below)	28,796	30,556	84,131	89,334

Other operating expenses:
Operations support	5,729	6,073	17,473	19,714
Research and development	1,071	1,143	3,071	3,178
Selling, general and administrative (note 7)	6,487	5,847	18,319	16,816
Depreciation and amortization	18,297	19,276	56,724	59,277
Asset impairments and other charges	1,502	751	2,758	8,401
Total other operating expenses	33,086	33,090	98,345	107,386

Loss from operations	(4,290)	(2,534)	(14,214)	(18,052)

Interest expense	(4,518)	(3,535)	(11,182)	(10,569)
Other income (expense), net	(68)	(69)	251	653

Loss before income taxes	(8,876)	(6,138)	(25,145)	(27,968)

Income tax benefit (expense)	(39)	14	(170)	(366)

Net loss	(8,915)	(6,124)	(25,315)	(28,334)

Dividends on mandatorily redeemable preferred stock	(2,158)	(2,200)	(6,764)	(6,384)

Net loss attributable to common stockholders	$(11,073)	$(8,324)	$(32,079)	$(34,718)

Basic and diluted net loss per common share (note 4)	$(0.36)	$(0.27)	$(1.04)	$(1.12)

Basic and diluted weighted average number of common shares outstanding	30,853	30,925	30,856	30,908

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(amounts in thousands)

Net loss	$(8,915)	$(6,124)	$(25,315)	$(28,334)
Foreign currency translation adjustment, net of tax	(845)	(1,453)	2,829	(78)
Reclassification adjustment for translation losses included in net loss	—	930	—	930

Comprehensive loss	$(9,760)	$(6,647)	$(22,486)	$(27,482)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended September 30, 2003
(unaudited)

	Preferred Stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Note receivable from stockholder	Total stockholders’ deficit
	(amounts in thousands)

Balance at December 31, 2002	$—	$310	$299,398	$(4,533)	$(285,777)	$(1,344)	$(24,887)	$(16,833)
Net loss	—	—	—	—	(25,315)	—	—	(25,315)
Other comprehensive income	—	—	—	2,829	—	—	—	2,829
Interest on stockholder note (note 7)	—	—	1,326	—	—	—	(1,326)	—
Acquisition of Company Common Stock and related reduction of obligation to repurchase Company Common Stock (note 9)	—	—	540	—	—	(540)	—	—
Dividends on mandatorily redeemable preferred stock	—	—	(6,764)	—	—	—	—	(6,764)
Balance at September 30, 2003	$—	$310	$294,500	$(1,704)	$(311,092)	$(1,884)	$(26,213)	$(46,083)

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(amounts in thousands)
	(note 5)
Cash flows from operating activities:
Net loss	$(25,315)	$(28,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,724	59,277
Payments of restructuring costs	(1,060)	(829)
Asset impairments and other charges	2,758	8,401
Other non-cash items	1,790	1,080
Changes in assets and liabilities:
Accounts receivable	4,276	1,739
Other assets	695	(701)
Accounts payable	(10,295)	3,062
Accrued liabilities	(558)	3,755

Net cash provided by operating activities	29,015	47,450

Cash flows from investing activities:
Capital expenditures	(35,396)	(41,444)
Acquisition of minority interest	(300)	—
Cash proceeds from dispositions, net of cash transferred	—	1,135
Cost investments	—	(2,599)

Net cash used in investing activities	(35,696)	(42,908)

Cash flows from financing activities:
Borrowings of debt	49,000	7,000
Repayments of debt	(43,185)	(12,666)
Payment of deferred financing costs	(2,160)	—
Proceeds from issuance of common and preferred stock	—	85

Net cash provided (used) by financing activities	3,655	(5,581)

Effect of exchange rate changes on cash	167	(17)

Net decrease in cash and cash equivalents	(2,859)	(1,056)

Cash and cash equivalents, beginning of period	4,501	2,869

Cash and cash equivalents, end of period	$1,642	$1,813

See accompanying notes to condensed consolidated financial statements.

ON COMMAND CORPORATION
(An Indirect Consolidated Subsidiary of Liberty Media Corporation)
Notes to Condensed Consolidated Financial Statements

September 30, 2003
(unaudited)

(1)                    Basis Of Presentation

On Command Corporation is a Delaware corporation formed in July 1996 by Ascent Entertainment Group, Inc. (“Ascent”).  Ascent is the controlling stockholder of On Command Corporation (together with its consolidated subsidiaries, “On Command” or the “Company”). On March 28, 2000, Liberty Media Corporation (“Liberty”) closed a cash tender offer for the common stock of Ascent and thereby obtained control of the Company.  On June 8, 2000, Liberty completed a merger with Ascent pursuant to which Ascent became an indirect, wholly-owned subsidiary of Liberty.  The portion of Liberty’s cost to acquire Ascent that is attributable to the Company has not been reflected in the accompanying condensed consolidated financial statements of the Company due to the fact that a significant percentage of the Company’s common stock (“Company Common Stock”) is owned by stockholders other than Liberty.  In April 2002, Liberty Satellite & Technology, Inc., (“LSAT”), a majority-owned subsidiary of Liberty, acquired 100% of the common equity of Ascent.  At September 30, 2003, LSAT, through its ownership interest in Ascent, owned approximately 74% of the outstanding Company Common Stock and 100% of certain series of the Company’s preferred stock, which ownership interests collectively represented approximately 80% of the voting power associated with On Command’s common and preferred securities.

The Company develops, assembles and operates proprietary video systems. The Company’s primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. The Company also provides in-room viewing of select cable channels and other interactive services under long-term contracts to hotels. These interactive services include Internet offerings, short subject products, video games, digital music, and various hotel and guest services. At September 30, 2003, the Company’s primary operating subsidiaries or branches were located in the United States, Canada and Mexico.

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 2003, as well as the results of its operations for the three and nine months ended September 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K.

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

(2)                    Liberty Transaction

On April 2, 2003, the Company announced that it had received an expression of interest from Liberty regarding the possibility of Liberty acquiring all the issued and outstanding shares of the Company that Liberty (through its subsidiaries) does not already own.  As originally proposed by Liberty, the Company’s stockholders would receive 0.0787 of a share of Liberty Media Corporation Series A common stock (“Liberty Series A Common Stock”) for each share of Company Common Stock held.  The transaction would be taxable to the Company’s stockholders.

On Command’s Board of Directors established a committee of independent directors to consider the proposal from Liberty.  The committee engaged independent legal counsel and financial advisors and had authority, among other things, to review and evaluate the terms and conditions of the proposed transaction, to determine whether the proposed transaction is in the best interests of the Company and its public stockholders, to negotiate with Liberty, and to accept, reject, or modify the proposed transaction.

On September 9, 2003, the Company, Liberty, and a wholly-owned subsidiary of Liberty, executed an Agreement and Plan of Merger pursuant to which Liberty would acquire the publicly held Company Common Stock not already owned by Liberty and its consolidated subsidiaries by exchanging 0.166 of a share of Liberty Series A Common Stock for each share of Company Common Stock held.  However, if the implied value of the exchange ratio in the merger is less than $1.90 or more than $2.10 per share of Company Common Stock, based on the average closing price of the Liberty Series A Common Stock for the five trading days ending on the third trading day prior to the closing of the merger, then the exchange ratio will be adjusted upward or downward, as applicable, to yield an implied value of $1.90 or $2.10 per share, respectively, based on such average closing price.  Any adjustment of the exchange ratio to more than 0.190 of a share of Liberty Series A Common Stock for each share of Company Common Stock will be at Liberty’s sole discretion.  If Liberty determines not to increase the exchange ratio further, then the exchange ratio would be fixed at 0.190 and the Company would be entitled to terminate the merger agreement.  Any decision of the On Command board of directors to terminate the merger agreement would be made by vote of the On Command independent directors.  Prior to the consummation of the merger, the Company will issue a press release stating the final exchange ratio, if other than 0.166.  Consummation of the merger is subject to On Command shareholder approval and certain customary conditions.  A special meeting of stockholders of the Company has been called for December 5, 2003, to consider the Liberty merger proposal.  In connection with this special meeting, a proxy statement/prospectus was mailed on or about November 4, 2003, to On Command’s stockholders as of the October 24, 2003 record date for the special meeting.  The Company currently expects that the merger proposal will be approved and that the merger will be consummated on or about December 12, 2003.

(3)                    Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement No. 150”).  Statement No. 150 provides guidance as to whether certain financial instruments are required to be classified as liabilities, subject to its recognition and measurement provisions. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of Statement No. 150 on July 1, 2003. As a result of the adoption of Statement No. 150 for existing financial instruments entered into on or before May 31, 2003, the Company began classifying common stock subject to redemption as a liability in its condensed consolidated balance sheets.

(4)                    Earnings (Loss) Per Common Share

The loss per common share is based on 30,853,000 and 30,925,000 weighted average shares outstanding during the three months ended September 30, 2003 and 2002, respectively, and 30,856,000 and 30,908,000 weighted average shares outstanding during the nine months ended September 30, 2003 and 2002, respectively.  Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.  At September 30, 2003 and 2002, the number of potential dilutive common shares was approximately 21,100,000 and 20,197,000, respectively.  Such potential common shares consist of stock options to acquire shares of Company Common Stock, warrants and convertible securities.  The foregoing potential common share amount does not take into account the assumed number of shares that may be repurchased by the Company upon the exercise of stock options.

(5)                    Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $10,558,000 and $9,279,000 during the nine months ended September 30, 2003 and 2002, respectively.  Cash paid for income taxes was not significant during these periods.

(6)                    Debt

On September 30, 2003, the Company (i) received a $40,000,000 unsecured subordinated loan from Liberty, the proceeds of which were used to repay a portion of the outstanding principal amount of loans under the Company’s then existing revolving credit facility, as amended (the “Original Revolving Credit Facility”), and (ii) closed on an Amended and Restated Credit Agreement that replaced the Original Revolving Credit Facility.  In connection with the repayment of the Original Revolving Credit Facility, the Company recorded a $170,000 loss representing the write-off of a portion of the remaining unamortized deferred financing costs related to the Original Revolving Credit Facility.  Such write-off is included in interest expense in the accompanying condensed consolidated statements of operations.

Debt is summarized as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Amended and Restated Credit Agreement (a)
Term loan	$182,500	$—
Revolving loan	45,633	—
Subordinated note payable to Liberty (b)	40,000	—
Original Revolving Credit Facility	—	261,633
Capital lease obligations	461	1,146
	268,594	262,779
Less current portion	(9,704)	(833)
	$258,890	$261,946

(a)          The Amended and Restated Credit Agreement provides for a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving loan and a $185,000,000 term loan.  Both the revolving and term loans mature on December 31, 2007, and the term loan is subject to scheduled quarterly amortizations of principal, which began on September 30, 2003 and end on December 31, 2007.  Pursuant to such amortization schedule, the Company repaid $2,500,000 of the term loan on September 30, 2003.  Loans under the Amended and Restated Credit Agreement can be extended as either “ABR” loans or “Eurodollar” loans.  ABR loans bear interest at the per annum rate equal to the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus, in each case, a spread of between 0.125% and 2.5% depending on the Company’s leverage ratio, with such terms resulting in an effective borrowing rate for ABR loans of 6.5% per annum at September 30, 2003.  Eurodollar loans bear interest at the London interbank offered rate for United States dollar deposits plus a spread of between 1.125% and 3.5% depending on the Company’s leverage ratio, with such terms resulting in an effective borrowing rate of 4.64% at September 30, 2003.  At September 30, 2003, $2,000,000 of the outstanding borrowings under the Amended and Restated Credit Agreement were classified as ABR loans and the remaining outstanding amounts were classified as Eurodollar loans.  In addition to the effective borrowing rate, a facility fee ranging from 0.375% to 0.5% per annum is charged on the revolving loan depending on the Company’s leverage ratio.  The Amended and Restated Credit Agreement contains customary covenants and agreements, including restrictions on the Company’s ability to pay dividends or make other distributions and covenants to maintain leverage ratios and interest coverage ratios.  Substantially all of the Company’s assets are pledged as collateral for borrowings under the Amended and Restated Credit Agreement. The Company had $4,367,000 of remaining availability under the revolving loan at September 30, 2003.  The Company’s ability to draw additional funds under the revolving loan is subject to the Company’s continued compliance with applicable financial covenants.  The Company was in compliance with such covenants at September 30, 2003.

(b)         The subordinated note payable to Liberty is unsecured, bears interest at the rate of 10% per annum and matures on the later of December 31, 2008 and the date that is one year after the maturity date of the Amended and Restated Credit Agreement, as it may be amended, supplemented or otherwise modified from time to time.  Pursuant to a subordination agreement between the Company and Liberty entered into on September 30, 2003, the Company’s obligations with respect to this loan are subordinated to its obligations to the lenders under the Amended and Restated Credit Agreement and no payment of principal or interest on such loan may be made until all obligations under the Amended and Restated Credit Agreement are indefeasibly paid in full.

Annual maturities of the Company’s debt for the remainder of 2003 and each of the next five years are as follows (amounts in thousands):

2003	$129
2004	13,396
2005	30,068
2006	55,001
2007	130,000
2008	40,000
$268,594

(7)                    Related Party Transactions

On September 30, 2003, the Company received a $40,000,000 unsecured subordinated loan from Liberty.  For additional information, see note 6.

Liberty allocates certain general and administrative expenses to the Company.  Although there are no written agreements with Liberty for these allocations, the Company believes the amounts to be reasonable.  Allocations from Liberty totaled $111,000 for each of the nine month periods ended September 30, 2003 and 2002, and such amounts are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  In addition, the Company reimburses Liberty for certain expenses, including various insurance premiums, paid by Liberty on behalf of the Company.  Amounts owed to Liberty pursuant to these arrangements ($1,724,000 at September 30, 2003) are non-interest bearing.

Since October 1, 2002, Ascent Media Group, Inc., a consolidated subsidiary of Liberty (“Ascent Media”) has provided uplink and satellite transport services to the Company for a negotiated monthly fee.  The terms for these services are set forth in a Content Preparation and Distribution Services Agreement that covers the five-year period beginning on April 1, 2003.  During the period from April 2003 to September 30, 2003, Ascent also installed satellite equipment at On Command’s downlink sites at hotels pursuant to a separate Services Agreement.  During the nine months ended September 30, 2003, Ascent Media charged the Company $434,000 for services rendered under both of such agreements.  Ascent Media also may supply the Company with content preparation services at a negotiated rate during the term of the agreement.  No content preparation services have been provided through September 30, 2003.

Since July 2002, the Company has acquired certain programming content from a consolidated subsidiary of Liberty pursuant to an affiliation agreement that expires in September 2008.  During the nine months ended September 30, 2003, the amount charged to the Company pursuant to this agreement was $70,000.

On August 8, 2000, the Company issued 13,500 shares of the Company's Series A, $.01 Par Value Convertible Participating Preferred Stock (“Series A Preferred Stock”), to the former Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment.  The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer’s personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon.  The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

(8)                    Significant Customers

During the nine months ended September 30, 2003, hotels owned, managed or franchised by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), InterContinental Hotel Group (formerly Six Continents Hotels, Inc.) (“InterContinental”), Hyatt Hotel Corporation (“Hyatt”), and Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) accounted for 32%, 14%, 11%, 7% and 7%, respectively, of the Company’s total net room revenue.  Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 71% of the Company’s total net room revenue during the nine months ended September 30, 2003.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.

On March 21, 2001, the Company and Marriott entered into a master agreement pursuant to which the Company distributes its services in hotel rooms owned or managed by Marriott.  In addition, the Company has the opportunity to enter into agreements to provide its services to additional hotel rooms franchised by Marriott.  The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel that is owned or managed by Marriott expires.  At September 30, 2003, On Command provided entertainment services to approximately 167,000 rooms that were owned or managed by Marriott, and approximately 90,000 rooms that were franchised by Marriott.

On Command’s master contract with Hilton expired in April 2000, and in October 2000, Hilton announced that it would not be renewing such master contract.  As a result, domestic hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of the Company.  Accordingly, the Company anticipates that domestic hotels owned by Hilton will not renew their contracts with the Company as they expire.  However, domestic hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with the Company, and, although no assurance can be given, the Company anticipates that certain of those domestic hotels will choose to renew with the Company.  At September 30, 2003, the Company provided service to approximately 115,000 rooms in 497 domestic hotels that are owned, managed or franchised by Hilton.  The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton.  Through September 30, 2003, the Company’s contracts with 63 of the aforementioned 497 hotels (16,000 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals.  The Company’s individual contracts with the remaining 434 domestic Hilton hotels (99,000 rooms) expire at various dates through 2010, with 47% of those rooms expiring by 2005.  In the period from January 1, 2002 through September 30, 2003, the Company has entered into new contracts, or renewed existing contracts, with respect to 10,000 domestic rooms that were franchised by Hilton, and 2,600 domestic rooms that were managed by Hilton.  The net room revenue derived from domestic hotels that were owned, managed, or franchised by Hilton decreased approximately 18% during the nine months ended September 30, 2003, as compared to the corresponding prior year period.  Over time, the Company anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will continue to decrease.  However, due to the uncertainties involved, the Company is currently unable to predict the amount and timing of the revenue decreases.

The Company does not have master contracts with either Starwood or InterContinental, and the Company’s master contract with Hyatt provides for the simultaneous expiration of the Company’s contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004.  At September 30, 2003, the Company provided entertainment services to approximately 59,000 rooms in hotels that are owned, managed or franchised by Hyatt, and approximately 176,000 rooms in hotels that are owned, managed or franchised by Starwood or InterContinental.  Agreements with respect to approximately 42% of such Starwood and InterContinental rooms have already expired, or will expire by December 31, 2004.  At September 30, 2003, approximately 37,000 or 60% of the Company’s Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of the Company upon the expiration of such hotels’ contracts with the Company.  The Company is actively pursuing master agreements with InterContinental, with Starwood with respect to the Starwood brands that are not already covered by a competitor’s contract, and with Hyatt for the period after December 31, 2004.

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

(9)                    Commitments and Contingencies

In connection with a first quarter 2001 acquisition of a 7.5% interest in MagiNet Corporation, formerly e-ROOM CORPORATION (“MagiNet”), and the settlement of certain litigation, the Company agreed that MagiNet would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to MagiNet at a price of $15 per share.  During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase.  The Company is not precluded from repurchasing such shares at an earlier date.  The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum.  On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004.  On July 29, 2003, MagiNet agreed to assign the above-described 36,000 shares to the Company in exchange for a $540,000 credit against the cost of equipment to be purchased by MagiNet from the Company through March 1, 2004.  To the extent that MagiNet has not used all of such credit by March 1, 2004, the remaining credit will be settled in cash.  Through September 30, 2003, MagiNet equipment purchases totaling $214,000 have been applied against this credit.

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

On November 7, 2003, a civil action was filed by Nationwide Telecom, Inc. and Capitol Telecommunications against the Company, arising out of Nationwide Telecom’s and Capitol Telecommunications’ performance of installation services for the Company.  The plaintiffs allege breach of contract, promissory estoppel, fraud, civil theft, misappropriation, tortuous interference with prospective business relations, tortuous interference with contract, conspiracy and negligence.  The Company is investigating the allegations.

The Company has received a series of letters from Acacia Media Technologies Corporation (“Acacia”) regarding a portfolio of patents owned by Acacia.  Acacia has alleged that its patents cover certain activities performed by the Company and has proposed that the Company take a license under those patents.  The Company has reviewed Acacia’s patents and believes there are substantial arguments that Acacia’s claims lack merit.  On November 13, 2003, Acacia announced that it initiated a patent infringement lawsuit against the Company in the District Court for the Central District of California.  The Company has not yet received service of process.

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

	Nine months ended September 30,
	2003	2002

Net loss, as reported:	$(25,315)	$(28,334)
Stock compensation expense determined under fair value method, net of taxes	(2,106)	(3,026)
Pro forma net loss	$(27,421)	$(31,360)
Pro forma net loss applicable to common stockholders	$(34,185)	$(37,744)

Loss per share:
Basic and diluted - as reported	$(1.04)	$(1.12)
Basic and diluted - pro forma	$(1.11)	$(1.22)

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Material Changes in Results of Operations

Revenue

Revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by the Company.  Services provided by the Company to hotel guests include pay-per-view movies, free-to-guest television programming, Internet service, short subject products, video games, and digital music.  The Company also earns revenue from the sale of video and music systems to third parties and the sale of video equipment to hotels.  The Company’s total net revenue was $60,966,000 and $60,790,000 during the three months ended September 30, 2003 and 2002, respectively, and $177,238,000 and $179,172,000 during the nine months ended September 30, 2003 and 2002, respectively.

Net room revenue increased $1,453,000 or 2.5% during the three months ended September 30, 2003, and $294,000 or less than one percent during the nine months ended September 30, 2003, as compared to the corresponding prior year periods.  Such increases in net room revenue are primarily attributable to the net effect of (i) decreases in revenue associated with reductions in the volume of pay-per-view movie buys; (ii) increases in revenue attributable to increases in the average rates charged for pay-per-view feature films; (iii) increases of $1,895,000 and $3,961,000, respectively, in the aggregate revenue derived from short subject, digital music and television-based Internet products due primarily to increased buy rates and, in the case of the digital music and television-based Internet products, growth in equipped rooms; and (iv) increases in free-to-guest programming revenue of $275,000 and $1,670,000, respectively, that are primarily the result of rate increases.  The Company believes that the decreases in pay-per-view movie buys during both the three-month and nine-month periods are attributable to the combined effect of (i) a decrease in buy rates for mature-themed pay-per-view products; (ii) decrease in occupancy rates; (iii) a change in hotel occupancy mix; and (iv) a reduction in the average number of rooms served by the Company.  During the nine-months ended September 30, 2003, the Company experienced a 3.4% decline in the average number of rooms served by the Company.  Such decrease is attributable to (i) the July 2002 sale of the Company’s European operations; (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels.

Overall domestic hotel occupancy rates, as reported by Smith Travel Research, declined less than one percent during the nine months ended September 30, 2003, as compared to the corresponding prior year period.  In addition, occupancy rates for hotels in the top 25 markets, as reported by Smith Travel Research, declined less than one percent over the same period.  Since the Company derives a significant portion of its revenue from hotels located in the top 25 markets, the Company believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on the Company’s business.  Hotel occupancy rates are outside of the Company’s control, and changes in hotel occupancy rates can have a significant impact on the Company’s results of operations.

During the nine months ended September 30, 2003, hotels owned, managed or franchised by Marriott, Hilton, InterContinental, Hyatt, and Starwood accounted for 32%, 14%, 11%, 7% and 7%, respectively, of the Company’s total net room revenue.  Accordingly, hotels owned, managed or franchised by the Company’s five largest hotel chain customers accounted for 71% of the Company’s total net room revenue during the nine months ended September 30, 2003.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company’s results of operations and financial condition.  For additional information concerning the

Company’s relationships with its significant customers, see note 8 to the accompanying condensed consolidated financial statements.

System and equipment sales and other revenue decreased $2,228,000 or 28.6% during the nine months ended September 30, 2003, as compared to the corresponding prior year period.  Such decreases are attributable to (i) a $1,667,000 decrease in the sales of hardware-based music systems and (ii) a $663,000 decrease in the sales of video systems and equipment.  The decrease in the Company’s hardware-based music system sales is largely attributable to the Company’s efforts to convert its primary music system customer to a software-based music system from a hardware-based music system. The Company expects to initiate sales of its software-based music systems to this customer during the first quarter of 2004.  As a result, the Company will not realize significant revenue from the sale of hardware-based music systems during 2003 and future periods, and no revenue will be derived from the sale of its software-based music systems during 2003. System and equipment sales and other revenue decreased $1,277,000 or 45.9% during the three months ended September 30, 2003, as compared to the corresponding prior year period.  Such decrease generally is attributable to the same factors that are described above with respect to the nine-month period.

Direct Costs

Direct costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with the Company’s Internet product, and costs associated with video and music systems sold to other providers, and video equipment sold to hotels.

Content fees, commissions and other in-room services costs increased $4,436,000 or 5.2% during the nine months ended September 30, 2003, as compared to the corresponding prior year periods.  Such increase is primarily attributable to (i) a $2,379,000 increase in hotel commissions; (ii) a $1,402,000 increase in royalties associated with the Company’s mature-themed pay-per-view movies; (iii) an $881,000 increase in duplication and distribution costs; (iv) a $980,000 decrease in free-to-guest programming costs; and (v) other individually insignificant changes in the components of this line item. The increase in hotel commissions is primarily due to a third quarter 2002 reversal of a $1,329,000 accrual that was deemed to be no longer needed for its intended purpose, and a slightly higher average commission rate during 2003 as a result of changes in the commission structure for certain hotels.  The increase in mature-themed royalties is the result of an increase in the quality and quantity of mature-themed movies available through the Company’s video systems due to the initiation of a new vendor relationship in March 2003 and increases in the capacity of certain of the Company’s video systems.  The increase in system duplication and distribution expense is due to an increase in the quantity of videocassettes duplicated and shipped and an increase in the frequency of title exchanges.  The decrease in free-to-guest programming costs is attributable to cost savings resulting from the optimization of certain channel line-ups and changes in certain distribution agreements that were only partially offset by higher rates from certain programming networks.  Feature film royalties decreased slightly as increases due to higher feature film revenue during the nine-month 2003 period were more than offset by a $515,000 benefit associated with the second quarter 2003 settlement of feature film royalty audits. In the aggregate, content fees, commissions and other in-room service costs represented 52.6% and 50.1% of total net room revenue during the nine-month 2003 and 2002 periods, respectively. Certain of the Company’s content fees and other in-room service costs do not vary with room revenue and occupancy rates.  Content fees, commissions and other in-room services costs increased $2,457,000 or 8.5% during the three months ended September 30, 2003, as compared to the corresponding prior year period.  Such increase generally is attributable to the same factors that are described above with respect to the nine-month period.

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

System, equipment and other costs decreased $521,000 or 39.1% and $1,167,000 or 29.4% during the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  Such decreases primarily are attributable to lower costs as a result of the combined effect of lower music and video system sales and improved margins on video system sales.

Operations Support

Operations support expense includes the labor, materials and overhead costs associated with the repair, maintenance and support of video systems and other room service equipment.  Operations support expense decreased $344,000 or 5.7% and $2,241,000 or 11.4% during the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases are attributable primarily to (i) cost saving measures that resulted in lower rent and other occupancy costs, reduced television repair costs, and in other individually insignificant expense reductions; and (ii) the impact of the July 2002 sale of the Company’s European operations.

Research and Development

Research and development expense decreased $72,000 or 6.3% and $107,000 or 3.4% during the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  Such fluctuations are attributable to individually insignificant changes in the components of this line item.

Selling, General and Administrative

Selling, general and administrative expenses increased $640,000 or 10.9% and $1,503,000 or 8.9% during the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  Such increases are attributable primarily to (i) costs of $577,000 and $709,000, respectively, associated with Liberty’s April 2003 proposal to acquire all of the Company Common Stock not already owned by Liberty and its consolidated subsidiaries; and (ii) higher labor costs.  Such increases were offset in part by reductions in the amounts accrued for employee bonuses.  The percentage of total net revenue that is represented by selling, general and administrative expenses was 10.3% and 9.4% during the nine-month 2003 and 2002 periods, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $979,000 or 5.1% and $2,553,000 or 4.3% during the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  Such decreases represent the net effect of reductions to the Company’s depreciable asset base that were only partially offset by increases attributable to capital expenditures.  The reductions in the Company’s depreciable asset base are attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions.

Asset Impairment and Other Charges

The Company recorded impairment and other charges of $2,758,000 and $8,401,000 during the nine months ended September 30, 2003 and 2002, respectively.  The 2002 amount includes a loss of $5,103,000 related to the July 2002 sale of the Company’s European operations, and a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc.  The 2003 charges and the remaining 2002 charges are comprised of amounts related to obsolete materials and equipment, and losses on various dispositions of property and equipment, and other assets.

Interest Expense

Interest expense increased $983,000 or 27.8% and $613,000 or 5.8% during the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  Such increases are primarily attributable to increases associated with higher amortization of deferred financing costs as a result of fees paid in connection with the Amended and Restated Credit Agreement and amendments to the Original Revolving Credit Facility.  Changes in average interest rates and average outstanding borrowings did not significantly impact the comparisons.

Income Taxes

The Company’s income tax expense of $170,000 and $366,000 during the nine months ended September 30, 2003 and 2002, respectively, represents taxes in certain foreign, state and local jurisdictions.  The Company’s reported income tax expense differs from the expected benefit that would result by applying the statutory rates to the Company’s pre-tax losses primarily because the Company is only able to realize income tax benefits for financial reporting purposes to the extent that the Company generates taxable income, or to the extent that tax benefits (i) represent refunds due to the Company or (ii) offset recorded income tax liabilities.  For financial reporting purposes, all of the Company’s income tax liabilities had been fully offset by income tax benefits at September 30, 2003 and 2002, respectively.

Net Loss

As a result of the factors described above, the Company’s net loss decreased from $28,334,000 during the nine months ended September 30, 2002 to $25,315,000 during the nine months ended September 30, 2003.  The Company is attempting to improve its operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.  Specifically, the Company plans to increase revenue by (i) developing and, to the extent economically feasible, implementing new technologies that will enhance the Company’s ability to manage its existing products and/or allow the Company to introduce new or more technologically advanced systems or products; (ii) retaining existing hotel customers and selectively increasing the number of rooms in the Company’s traditional target market (generally hotels with 150 or more rooms);  (iii) expanding the Company’s target market by marketing the MiniMate™ platform to smaller hotels (generally hotels with less than 150 rooms) and lower cost hotels; and (iv) selectively increasing prices.  In addition, the Company expects to continue to focus on all available opportunities to reduce or contain costs for the foreseeable future.  In this regard, the Company believes vendor and customer relationships, outsourcing, and new technologies, are among the areas that will provide opportunities for cost reduction and containment during the remainder of 2003 and in future periods.  The Company intends to contain and reduce capital expenditures by continuing its efforts to manage and deploy capital with a view towards improving the Company’s return on its capital expenditures. The Company cannot presently predict the amount of increased revenue, decreased costs or other benefits that might result from its efforts to improve operating results.  Furthermore, the Company’s ability to accomplish its operating objectives is dependent to a degree on hotel occupancy rates and other factors outside of its control.  No assurance can be given that the Company will be able to significantly increase its revenue base or reduce its expenses or capital expenditures.  To the extent that changes in hotel occupancy rates impact the Company’s revenue base, the Company will not experience proportionate changes in its expenses since many of the Company’s expenses do not vary with hotel occupancy rates.

Material Changes in Financial Condition

During the nine months ended September 30, 2003, the Company used $29,015,000 of cash provided by operating activities, $3,655,000 of cash provided by financing activities and a $2,859,000 decrease in cash and cash equivalents to fund the $35,696,000 used by its investing activities.  For additional information, see the accompanying condensed consolidated statements of cash flows.

On September 30, 2003, the Company (i) received a $40,000,000 unsecured subordinated loan from Liberty, the proceeds of which were used to repay a portion of the outstanding principal amount of lons outstanding under the Original Revolving Credit Facility, and (ii) closed on an Amended and Restated Credit Agreement that replaced the Original Revolving Credit Facility.  For a schedule of the Company’s annual debt maturities, after giving effect to these transactions, see note 6 to the accompanying consolidated financial statements.

The Amended and Restated Credit Agreement provides for a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving loan and a $185,000,000 term loan.  Both the revolving and term loans mature on December 31, 2007, and the term loan is subject to scheduled quarterly amortizations of principal, which began on September 30, 2003 and end on December 31, 2007.  Pursuant to such amortization schedule, the Company repaid $2,500,000 of the term loan on September 30, 2003.  Loans under the Amended and Restated Credit Agreement can be extended as either “ABR” loans or “Eurodollar” loans.  ABR loans bear interest at the per annum rate equal to the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%, plus, in each case, a spread of between 0.125% and 2.5% depending on the Company’s leverage ratio, with such terms resulting in an effective borrowing rate for ABR loans of 6.5% per annum at September 30, 2003.  Eurodollar loans bear interest at the London interbank offered rate for United States dollar deposits plus a spread of between 1.125% and 3.5% depending on the Company’s leverage ratio, with such terms resulting in an effective borrowing rate of 4.64% at September 30, 2003.  At September 30, 2003, $2,000,000 of the outstanding borrowings under the Amended and Restated Credit Agreement were classified as ABR loans and the remaining outstanding amounts were classified as Eurodollar loans.  In addition to the effective borrowing rate, a facility fee ranging from 0.375% to 0.5% per annum is charged on the revolving loan depending on the Company’s leverage ratio.  The Amended and Restated Credit Agreement contains customary covenants and agreements, including restrictions on the Company’s ability to pay dividends or make other distributions and covenants to maintain leverage ratios and interest coverage ratios.  Substantially all of the Company’s assets are pledged as collateral for borrowings under the Amended and Restated Credit Agreement. The Company had $4,367,000 of remaining availability under the revolving loan at September 30, 2003.  The Company’s ability to draw additional funds under the revolving loan is subject to the Company’s continued compliance with applicable financial covenants.  The Company was in compliance with such covenants at September 30, 2003.

The subordinated note payable to Liberty is unsecured, bears interest at the rate of 10% per annum and matures on the later of December 31, 2008 and the date that is one year after the maturity date of the Amended and Restated Credit Agreement, as it may be amended, supplemented or otherwise modified from time to time.  Pursuant to a subordination agreement between the Company and Liberty entered into on September 30, 2003, the Company’s obligations with respect to this loan are subordinated to its obligations to the lenders under the Amended and Restated Credit Agreement and no payment s of principal or interest on such loan may be made until all obligations under the Amended and Restated Credit Agreement are indefeasibly paid in full.

During 2001, the Company issued to Ascent Entertainment Group, Inc. (“Ascent”) Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”), Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the “Series C Preferred Stock”) and Series D Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (“Series D Preferred Stock”) in exchange for aggregate net cash proceeds of $84,942,000.  The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as mandatorily redeemable preferred stock within the accompanying condensed consolidated balance sheet due to the fact that, under certain circumstances and subject to certain restrictions contained in the Amended and Restated Credit Agreement, Ascent could require the Company to redeem such mandatorily redeemable preferred stock.  Ascent has informed the Company that it currently does not intend to require the redemption of any portion of the liquidation value of the Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock.  Accumulated and unpaid dividends on the Company’s Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock aggregated $19,670,000 at September 30, 2003.  Such dividends have been added to the liquidation preference of the applicable preferred stock issuance since the Company has not paid any cash dividends since issuance.  The Company does not intend to pay cash dividends on any of its preferred stock issuances for the foreseeable future.

In connection with a first quarter 2001 acquisition of a 7.5% interest in MagiNet and the settlement of certain litigation, the Company agreed that MagiNet would have the option during the 15 day period beginning on March 1, 2003 to cause the Company to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock that had been issued to MagiNet in such transaction, at a price of $15 per share.  During the fourth quarter of 2002, the Company repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which the Company can be required to repurchase 119,500 of the remaining shares subject to repurchase.  The Company is not precluded from repurchasing such shares at an earlier date.  The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum.  On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by the Company was postponed until March 1, 2004.  On July 29, 2003, MagiNet agreed to assign the above-described 36,000 shares to the Company in exchange for a $540,000 credit against the cost of equipment to be purchased by MagiNet from the Company through March 1, 2004.  To the extent that MagiNet has not used all of such credit by March 1, 2004, the remaining credit will be settled in cash.  Through September 30, 2003, MagiNet equipment purchases totaling $214,000 have been applied against this credit.

Historically, the Company has required external financing to fund the cost of installing and upgrading video systems in hotels.  However, during 2002 the Company was able to manage its operations and capital expenditures such that the Company was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities.  During the remainder of 2003 and during future periods, the Company intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures.  The Company expects that it will be able to rely on cash provided by operations, existing availability under the Amended and Restated Credit Agreement, and existing cash and cash equivalent balances to fund its capital expenditures, required principal reductions under the Amended and Restated Credit Agreement (as set forth in note 6 to the accompanying condensed consolidated financial statements), and other anticipated liquidity requirements during the remainder of 2003 and 2004.  To the extent that the Company were to experience revenue shortfalls or any other unfavorable variances from its 2003 and 2004 operating plans, the Company anticipates that it would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance.  Accordingly, the Company believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during the remainder of 2003 and during 2004.  Notwithstanding the foregoing, the Company anticipates that it would require additional external financing to fund any significant new growth initiatives or unanticipated liquidity requirements.  No assurance can be given that the Company will not be required to seek external financing during the remainder of 2003 and during 2004, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to the Company or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition, particularly the Company’s interest expense and cash flow.  The Company does not hedge this exposure.  As further described in note 6 to the accompanying condensed consolidated financial statements, loans extended under the Amended and Restated Credit Agreement bear interest at variable rates.  At September 30, 2003, the outstanding borrowings under the Amended and Restated Credit Agreement were $228,133,000.  Exclusive of facility fees, the effective borrowing rate on amounts outstanding under the Amended and Restated Credit Agreement was 4.65% at September 30, 2003.  Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at September 30, 2003 would increase (or decrease) the Company’s annual interest expense and cash outflow by approximately $2,281,000.

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

Item 4.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings

There are no material changes to pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

On November 7, 2003, a civil action entitled Nationwide Telecom, Inc.; Capitol Telecommunications v. On Command Corporation et al was filed in the District Court in Bexar County, Texas, Civil Action No. 2003C117627, arising out of the plaintiffs’ performance of installation services for the Company.  The plaintiffs allege breach of contract, promissory estoppel, fraud, civil theft, misappropriation, tortuous interference with prospective business relations, tortuous interference with contract, conspiracy and negligence.  The Company is investigating the allegations.

The Company has received a series of letters from Acacia Media Technologies Corporation (“Acacia ”) regarding a portfolio of patents owned by Acacia.  Acacia has alleged that its patents cover certain activities performed by the Company and has proposed that the Company take a license under those patents.  The Company has reviewed Acacia's patents and believes there are substantial arguments that Acacia's claims lack merit.  On November 13, 2003, Acacia announced that it initiated a patent infringement lawsuit against the Company in the District Court for the Central District of California.  The Company has not yet received service of process.

Item 6.                                     Exhibits and Reports on Form 8-K

(A)                                                      Exhibits

31.1   Rule 13a-14(a)/15d-14(a) Certification.

31.2   Rule 13a-14(a)/15d-14(a) Certification.

32      Section 1350 Certification.

(B)                                                        Reports on Form 8-K filed during the quarter ended September 30, 2003:

Date Filed	Items Reported	Financial Statements Filed

July 2, 2003	Items 5 and 7	None

September 16, 2003	Items 5 and 7	None

October 2, 2003	Item 7	None

II-1

(C)  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON COMMAND CORPORATION

Date: November 14, 2003	By:	/s/ Bernard G. Dvorak
Bernard G. Dvorak
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibits

31.1   Rule 13a-14(a)/15d-14(a) Certification.

31.2   Rule 13a-14(a)/15d-14(a) Certification.

32      Section 1350 Certification.